Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 1996-05-06
CIK 745143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  ------------------------

Commission file                       0-14934
               -----------------------------------------------------------------

                         DIVERSIFIED HISTORIC INVESTORS
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                         23-2312037
- - -------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:       11,609.6 Units
                                                           ---------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                  Yes    No X
                                                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the
Registrant:  Not Applicable*
           -----------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1.  Business

                  a.     General Development of Business

                  Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

                  Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Interests in five properties have been lost through foreclosure. See Item 2. Properties, for a description thereof. It currently owns three properties. For a discussion of the operations of the Registrant, See Part II, Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The  following  is  a  summary  of  significant   transactions
involving the Registrant's interests:

                  Due to insufficient cash flow at Centre Park Associates ("CPA") from the property and the utilization of all remaining cash reserves, on June 1, 1994 the Registrant ceased making debt service payments on the revenue bonds. As a result, the guarantor of the bonds had to fund interest and principal payments in the amount of $35,451. The guarantor declared an Event of Default under the loan documents and on August 19, 1994, the guarantor exercised its option to purchase the bonds and in accordance with the guarantor agreement, raised the interest rate on such bonds to prime plus 2%. On October 31, 1994, the guarantor instituted legal proceedings against CPA. The Registrant's attempt to negotiate the terms of the loan were unsuccessful and on July 11, 1995, CPA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After determining that reorganization was not feasible for CPA, the bankruptcy was dismissed and, on July 28, 1995, the lender foreclosed on the property.

                  b.     Financial Information about Industry Segments

                         The Registrant operates in one industry segment.

                  c.     Narrative Description of Business

                         Registrant  is in the business of  operating,  holding,
selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                         Since the  Registrant's  inception,  all the properties
acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. Each of the three properties currently owned by the Registrant are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                         As  of  December  31,  1995,   Registrant  owned  three
properties located in Pennsylvania. In total, the three properties contain 55 apartment units and 4,500 square feet ("sf") of commercial space. As of December 31, 1995, 45 of the apartment units were under lease at monthly rental rates ranging from $550 to $1,230. In addition, 1,700 sf of the commercial space was under lease at an annual rate of $13.85 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

                         The  Registrant  is  affected  by  and  subject  to the
general competitive conditions of the residential and commercial real estate industries. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local market where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. The properties currently owned by the Registrant are all located in the Olde City Historic District (the "District") in Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitor in this market is Historic Landmarks for Living which owns several similar residential buildings in the District. In the District, the apartment and commercial market remains stable and new construction remains virtually nonexistent although the availability of favorable home financing has placed pressure on the rental tenant base.

                         Registrant  has no employees.  Registrant's  activities
are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                  d. Financial Information About Foreign and Domestic Operations and Export Sales.

                         See  Item 8.  Financial  Statements  and  Supplementary
Data.

Item 2.  Properties

                  As of the date hereof, Registrant owned three properties, or interests therein. A summary description of each property held at December 31, 1995 is given below.

                  a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Olde City Historic

District (the "District") of Philadelphia, Pennsylvania. In November, 1984, the Registrant acquired 20 residential units of the complex's 49 units and is the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per sf) funded by the equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 1995 is $2,440,000. Each mortgage bears interest at the National Average Mortgage Contract rate plus 1-1/2% (8.98% at December 31, 1995). Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment, foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant is in the process of negotiating a modification with the new holder of the nine mortgages. It is anticipated that the new terms will call for monthly payments of interest in an amount equal to net operating income, with a minimum monthly payment. A hearing date is set for mid-April 1996 in the EMC Mortgage Corporation cases. The Registrant is pursuing settlement negotiations; however if no settlement is reached, it is expected that the eleven associated units will be foreclosed by the lender. Should the foreclosure occur, it is not expected to have a significant impact on the Registrant's liquidity, as these units have generated little or no positive cash flow. All twenty units are managed by BCMI. As of December 31, 1995, 17 apartment units were under lease (85%) at monthly rental rates ranging from $685 to $1,230.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 82% for 1994, 74% for 1993, 77% for 1992 and 90% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $4,098,126 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $38,094 which is based on an assessed value of $460,960 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the Registrant's units. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  b. The Third Quarter Apartments - consists of 17 apartments located in the District at 47 North Third Street. In November, 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per sf), funded by the equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1995 of $1,192,411 and bears interest at 12%. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property has not generated sufficient cash flow to satisfy the minimum requirement; however, the loan has not been declared in default. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The property is managed by BCMI. As of December 31, 1995, 15 of the units were under lease (88%) at monthly rental rates ranging from $550 to $975.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 95% for 1994, 86% for 1993, 77% for 1992 and 82% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $1,785,378 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $23,800 which is based on an assessed value of $288,000 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                  c. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings which contain 18 residential units and 4,500 sf of commercial area. In December, 1984, the Registrant acquired the buildings and is the 100% equity owner of the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by the equity contribution and three mortgage loans of $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1995 of $1,359,365 and bears interest at 2-1/2 over the Federal Home Bank Board Cost of Funds Index with a maximum of 14-1/2% and a minimum of 8-1/2%, therefore 8-1/2% at December 31, 1995. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property has been making payments in at least in the minimum amount of $9,000 per month in order to keep the loan current. The second and third notes have principal balances at December 31, 1995 of $380,114, and $96,689. The notes bear interest at 11%, and prime plus 1 1/2%, therefore 10% at December 31, 1995, respectively, and are due at the earlier of the sale of the Property or the year 2009. The property is managed by BCMI. As of December 31, 1995, 13 residential units were under lease (76%) at monthly rents ranging from $595 to $895 and 1,700 sf of commercial space were under lease (38%) at an annual rental rate of $13.85 per sf.

                  All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 86% for 1994, 88% for 1993, 84% for 1992 and 89% for 1991. The monthly rental range has been approximately the same since 1991. No one tenant occupies ten percent or more of the Registrant's units.

                  The occupancy for the commercial space for the previous four years has been 100% for 1994, 100% for 1993, 100% for 1992 and 100% for 1991.
The range for annual rents has been $9.28 per sf to $13.45 per sf for 1994, $10.85 per sf for 1993, $11.18 per sf for 1992 and $9.36 per sf for 1991. There is one commercial tenant, a photographer, at the building which leases a total sf of 1,700 under a lease expiring in 1996. The total annual rental covered by this lease is $23,544 which represents 14% of the total gross annual rental. The lease has no renewal option and there have been no negotiations regarding renewal with the tenant. However, due to the long-standing tenancy, management expects the tenant to renew.

                  For tax purposes, this property has federal tax basis of $2,161,725 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $22,908 which is based on an assessed value of $280,000 taxed at a rate of $8.264 per $100. It is of the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.  Legal Proceedings

                  a.  For  a   description   of  legal   proceedings   involving
Registrant's properties, see Part I, Item 2 and Part II, Item 7.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 73 Units of record were sold or exchanged in 1995.

                  b. As of December 31, 1995, there were 1,233 record holders of Units.

                  c. Registrant did not declare any cash dividends in 1995 or 1994.

Item 6.  Selected Financial Data

                  The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                            1995           1994           1993           1992          1991
                            ----           ----           ----           ----          ----
Rental income         $    634,710   $    795,515   $    797,966   $    994,636   $  1,119,216
Interest income                527          5,332         10,557         23,889         34,502


Net loss                  (178,506)      (966,711)      (279,965)    (1,534,295)    (1,880,142)
Net loss per Unit           (15.22)        (82.44)        (23.87)       (130.84)       (160.33)
Total assets (net of     4,946,064      7,528,198      7,995,509     12,711,570     15,640,906
depreciation and
amortization)
Debt obligations         5,607,067      7,910,843      7,874,669     11,125,799     12,626,968

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations

                  (1)    Liquidity

                         At  December   31,   1995,   Registrant   had  cash  of
approximately $4,571. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                         As of December 31, 1995, Registrant had restricted cash
of $40,882 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity. Should the first mortgage holder of the eleven units at Smythe Stores be successful in its attempts to foreclose, it is not expected to have a significant impact on the Registrant's liquidity, as these units have generated little or no positive cash flow.

                         In recent years the Registrant has realized significant
losses, including the foreclosure of five properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the eleven units at Smythe Stores, where the Registrant will either be able to negotiate a loan modification or the units will be foreclosed, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                         It is the  Registrant's  intention  to continue to hold
the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

                         Since the lenders  have agreed to forebear  from taking
any foreclosure action as long as cash flow payments are made, the Registrant believes it is appropriate to continue presenting the financial statements on a going concern basis.

                  (2)    Capital Resources

                         Due to the  relatively  recent  rehabilitations  of the
properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley and nine units at Smythe Stores has agreed to fund capital expenditures.

                         Results of Operations

                         During 1995, Registrant incurred a net loss of $178,506
($15.22  per  limited  partnership  unit),  compared  to a net loss of  $966,711
($82.44 per limited partnership unit), in 1994 and a net loss of $279,965 ($23.87 per limited partnership unit), in 1993.

                         Rental  income  decreased  from  $797,966  in  1993  to
$795,515  in 1994 and to  $634,710 in 1995.  The  decrease  from 1994 to 1995 is mainly the result of the loss of Centre Park in 1995. Additionally, rental income decreased at two of the Registrant's other properties due to a decrease in the average occupancy from 1994 to 1995 at Third Quarter (95% to 75%) and Wistar Alley (86% to 83%) and the loss of one commercial tenant at Wistar Alley. Additionally, rental income at Smythe Stores decreased due to a decrease in the occupancy of some higher priced units while overall occupancy increased slightly.

                         Other income  decreased  from $109,015 in 1993 to $0 in
1994 to $0 in 1995. The decrease from 1993 to 1994 and 1995 is mainly the result of the write-off at Smythe Stores, of accounts payable which had been on the Registrants books for several years, and through a thorough review in 1993 of historical accounting records, was determined not to be due or payable.

                         As a result of a decrease in the amount of cash held by
the Registrant during 1995 and 1994, interest income declined from $10,557 in 1993 to $5,332 in 1994 to $527 in 1995.

                         Rental operations  expenses  decreased from $678,152 in
1993 to $584,003 in 1994 and to $535,597 in 1995. The overall decrease from 1994 to 1995 resulted mainly from the loss of Centre Park in 1995 and a decrease in real estate taxes at Smythe Stores partially offset by certain operating expense increases at all properties, such as maintenance, condominium fees, insurance and commissions. Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage. The increase in condominium fees relates to a one time decrease in 1994 based on a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. Insurance increased at Smythe Stores due to a reallocation of the premium between the owner and the condominium association to better reflect the coverage provided. Real estate taxes decreased at Smythe Stores due to a decrease in the assessed value. The overall decrease from 1993 to 1994 resulted from the decrease of several operating expense items at the various properties such as maintenance, insurance, condominium fees, real estate taxes, and legal expenses partially offset by an increase in other items such as commissions, wages and salaries. Maintenance, insurance and taxes decreased due to operational efficiencies achieved at the various properties. The decrease in condominium fees related to a one time decrease based on a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. The decrease in legal fees is due to legal fees incurred in anticipation of the Event of Default at Centre Park. Commissions increased due to a higher turnover of tenants than in previous years while wages and salaries increased due to the hiring of one additional person at Centre Park in 1994.

                         General  and  administrative  expenses  decreased  from
$241,600 in 1993 to $162,000 in 1994 and 1995. The decrease from 1993 to 1994 is mainly the result of a decrease in legal fees incurred in connection with the foreclosures of several properties in 1993.

                         Interest  expense  decreased  from  $653,189 in 1993 to
$572,350 in 1994 and increased to $618,991 in 1995. The increase from 1994 to 1995 resulted mainly from a contractual increase in the interest rate at Centre Park and an increase in the principal balance upon which interest is accrued at Third Quarter. The decrease from 1993 to 1994 in interest expense is due to the loss of several properties through foreclosure in 1993 partially offset by the accrual of additional interest in 1993 of interest that should have been accrued in previous years on Third Quarter combined with a significant increase in the interest rate (3% to prime plus 2%) at Centre Park resulting from the Event of Default.

                         Depreciation  and  amortization   remained   relatively
constant from $451,052 in 1993 to $449,205 in 1994 and decreased to $396,536 in 1995. The decrease from 1994 to 1995 results mainly from the loss of Centre Park in 1995.

                         In 1995,  income  of  $140,900  was  recognized  at the
Registrant's four properties compared to losses of $867,783 in 1994 and $56,264 in 1993. A discussion of property operations/activities follows:

                         In 1995,  Registrant  sustained a loss  $334,058 at the
twenty units owned at the Smythe Stores Condominium complex including $164,572 of depreciation expense compared to a loss of $305,570 including $164,040 of depreciation expense in 1994 and a loss of $232,223 including $165,697 of depreciation expense in 1993. The increased loss from 1994 to 1995 is due to a decrease in rental income, increases in certain operating expenses (such as insurance, maintenance and condominium fees) partially offset by decreases in real estate taxes. Rental income decreased due to a decrease in the occupancy of some higher priced units, although overall occupancy increased slightly. Maintenance increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel. Condominium fees increased due to a one time decrease in 1994 due to a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. Insurance increased at Smythe Stores due to a reallocation of the premium between the owner and the condominium association to better reflect the coverage provided. Real estate taxes decreased at Smythe Stores due to a decrease in the assessed value. The increase in the loss from 1993 to 1994 of $73,347 is due primarily to the $109,015 write-off of accounts payable in 1993 and a decrease in certain operating expenses (such as condominium fees and maintenance) partially offset by an increase in commissions expense. The write-off of accounts payable relates to a payable which had been on the books for several years which, through a thorough review in 1993 of historical accounting records, was determined not to be due or payable. Condominium fees decreased due to a one time decrease in 1994 due to a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. Maintenance decreased due to lower than usual maintenance needed at the property. Commissions increased due to a higher turnover of tenants. Registrant expects operating results in 1996 to approximate those experienced in 1995.

                         On June 30, 1992 Diversified Historic Properties, Inc.,
co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued in 1995 was $6,474. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1995 is $50,716.

                         In 1995, Registrant sustained a loss of $189,012 at the
Third Quarter Apartments including $70,830 of depreciation expense compared to a loss of $140,598 including $70,228 of depreciation expense in 1994 and a loss of $200,785 including $68,743 of depreciation expense in 1993. The increased loss from 1994 to 1995 is due to a decrease of rental income and increases in certain operating expenses (such as maintenance, commissions and interest). Rental income decreased due to a decrease in the average occupancy from 1994 to 1995 (95% to 75%). Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage. Interest increased due to an increase in the principal balance upon which interest is accrued. The decrease in the loss from 1993 to 1994 of $60,187 is due primarily to a decrease in interest expense in 1994 of $34,000, an increase in rental income of $15,000 due to an increase in occupancy (86% to 95%) and a decrease in certain operating expenses such as maintenance, management fees and commissions of $11,000. Interest expense decreased due to higher than usual interest expense in 1993 due the accrual of additional interest in 1993 of interest that should have been accrued in previous years. Maintenance and management fees decreased pursuant to a change in the management contract which was required by the new mortgage holder. Commissions decreased due to lower turnover in the units. Registrant expects operating results in 1996 to approximate those achieved in 1995.

                         In 1995,  Registrant  sustained  a loss of  $130,987 at
Wistar Alley including $85,329 of depreciation expense compared to $96,742 including $84,985 of depreciation expense in 1994 and a loss of $130,378 including $83,908 of depreciation expense in 1993. The increased loss from 1994 to 1995 is due to the combination of a decrease in rental income and increases in certain operating expenses (such as maintenance and commissions). Rental income decreased due to a decrease in the average occupancy from 1994 to 1995 (86% to 83%) and the loss of one commercial tenant. Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage. The decrease in the loss from 1993 to 1994 of $33,636 is the result of an increase in rental income of $7,000 and a decrease in operating expenses such as maintenance, insurance, management fees, and real estate taxes of $27,000. Rental income increased due to a increase in the average rental rates from 1993 to 1994. Maintenance and management fees decreased pursuant to a change in the management contract which was required by the new mortgage holder. Registrant expects operating results in 1996 to approximate those achieved in 1995.

                         In 1995,  Registrant  recognized  income of $794,957 at
Centre Park Place including $75,805 of depreciation expense compared to a loss of $324,873 including $129,952 of depreciation expense in 1994 and a loss of $205,761 including $111,989 of depreciation expense in 1993. The 1995 loss without the effect of the foreclosure would have been $271,166. The decrease in the loss from 1994 to 1995 results mainly from the loss of the property in July 1995 partially offset by increased legal fees associated with the foreclosure of the property. Included in operations from 1995 is an extraordinary gain of $899,381 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied. The increase in the loss from 1993 to 1994 of $119,112 is due to the following changes. Interest expense increased $93,000 due to a significant increase in the interest rate from 3% to prime plus 2% (10.5% at December 31, 1994), resulting from the Event of Default on the mortgage loan, combined with the accrual of interest in 1994 on amounts owed to an affiliate of the Registrant upon which interest had not been accrued in prior years. Depreciation expense increased $18,000 due to an adjustment made in 1993 to correct a previous year's error which reduced depreciation expense to a lower-than-usual level in 1993. This adjustment was immaterial to total depreciation expense and thus was expensed in the current period rather than restating prior periods. Depreciation expense for 1994 is at the usual level. Rental income decreased $14,000 due to lower occupancy (86% to 81%) in 1994. Interest income decreased $5,000 due to lower reserve balances on which interest is earned. Operating expenses decreased $11,000 due to a decrease in certain operating expenses (legal fees, administrative, and real estate taxes) offset by an increase in other operating expenses (maintenance, commissions, wages and salaries). Legal fees and administrative fees decreased following the Event of Default which allowed the guarantor to resume control of the property. Maintenance and commissions increased pursuant to a change in the management agreement and wages and salaries increased due to the hiring of one additional person at Centre Park in 1994.

                         On May 3, 1993 a contractor who had performed  services
at Centre Park Place obtained and executed a judgment (due to non-payment) in the amount of $26,028 against CPA and garnished certain partnership bank accounts. The contractor collected $7,226 on his judgment. The balance of the judgment at the date of foreclosure of the property was $18,802.

                         On June 30, 1992 Diversified Historic Properties, Inc.,
co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable, from CPA to the Registrant, that had been assigned to it, in the amount of $246,491 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $299,651 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued in 1995 was $20,950. Payments on the judgment are to be made out of available cash flow from CPA. The balance of the judgment at the date of foreclosure was $155,239. Due to the foreclosure of the property, no additional payments will be made to D, LTD on account of the note from CPA.

                         In 1993, the Registrant  recognized  losses of $903,991
and $826,490 in extraordinary gains from the foreclosure of four properties. The foreclosures were as follows:

                    (I)  Registrant  realized  net  income  of  $137,098  at No.
128-130 Chestnut Street. Due to insufficient cash flow generated by the property, the Registrant stopped making scheduled debt service payments in 1991. The loan was declared in default and in October 1991, the lender received a confession of judgment from the Registrant. The Registrant negotiated an arrangement with the lender whereby the lender would forebear from foreclosing on the property until January 1992 in order for the Registrant to attempt to sell the property. The Registrant was unable to sell the property and the lender foreclosed in April 1992.

                    (ii) Registrant sustained a loss of $20,029 at Shore Mill. Subsequent to September 1989, Registrant had made neither wraparound nor underlying mortgage payments. In May 1990, Registrant converted the building to condominium form of ownership. In June 1990, in order to forestall threatened foreclosure by the first mortgage lender, a reorganization petition was filed. Thereafter, the automatic stay was lifted to allow the condominiums to be sold. On February 19, 1993, the first mortgage lender foreclosed on the property. Included in operations for 1993 is an extraordinary loss of $134,869 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied.

                  (iii) Registrant sustained a loss of $858,437 including $17,129 of depreciation expense at Catherine Place. In 1991, the mortgage loan on this Property matured. The Registrant did not repay the loan in full but continued to make payments equal to the excess of revenues over expenses. The Registrant attempted to sell the units in order to repay the loan. During 1992, four of the condominium units were sold for a total of $274,500 of which $230,657 was applied to the outstanding loan balance. Included in operations for 1992 is a loss of $127,210 relating to the sale of the units. On July 12, 1993, due to the inability of the Registrant to sell any additional units, the first mortgage lender foreclosed on the property. Included in operations for 1993 is an extraordinary gain of $966,665 representing the difference between the fair market value of the assets relinquished and liabilities satisfied.

                  (iv) Registrant sustained a loss of $162,623 at the Hogan Building. Due to insufficient cash flow generated by the property, the Registrant had ceased making mortgage payments as of September 1, 1991. The lender was placed in receivership by the RTC in 1991. In August 1992, Registrant received notice from the RTC that the mortgage had been sold and then, received a notice of default from the new mortgage holder. In order to forestall threatened foreclosure proceedings the property was transferred to a partnership, Hogan Building Associates (`HBA"), owned by the Registrant. In September 1992, HBA filed a reorganization petition. In December 1992, the bankruptcy court ordered that by January 15, 1993, the Registrant was to either pay a specified amount or provide a deed in lieu of foreclosure to the new mortgage holder. On January 15, 1993, the Registrant executed a deed in lieu of foreclosure and relinquished the property to the new mortgage holder. Included in operations for 1993 is an extraordinary loss of $160,303 representing the difference between the fair market value of the assets relinquished and the liabilities satisfied.

                         Effective January 1, 1995, the Partnership  adopted the
provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.  Financial Statements and Supplementary Data

                         Registrant is not required to furnish the supplementary
financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report



To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 32 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 9, 1996

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------


Consolidated financial statements:                                       Page
                                                                         ----

     Consolidated Balance Sheets at December 31, 1995 and 1994            17

     Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1994, and 1993                                   18

     Consolidated Statements of Changes in Partners' Equity for the
      Years Ended December 31, 1995, 1994, and 1993                       19

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994, and 1993                                   20

     Notes to consolidated financial statements                           21-30

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation               32

     Notes to Schedule XI                                                 33










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 1995 and 1994

                                     Assets
                                     ------

                                                         1995           1994
                                                    ------------   ------------
         Rental properties at cost:
              Land                                  $    331,362   $    449,062
              Buildings and improvements               7,896,078     11,107,326
              Furniture and fixtures                     149,151        310,358
                                                    ------------   ------------

                                                       8,376,591     11,866,746
              Less - accumulated depreciation         (3,614,119)    (4,565,332)
                                                    ------------   ------------
                                                       4,762,472      7,301,414

         Cash and cash equivalents                         4,571          7,789
         Restricted cash                                  40,882         79,768
         Accounts receivable                              93,259         78,226
         Other assets (net of accumulated
              amortization of $54,420 and $48,675)        44,880         61,001
                                                    ------------   ------------

                           Total                    $  4,946,064   $  7,528,198
                                                    ============   ============

                        Liabilities and Partners' Equity
                        --------------------------------

         Liabilities:
              Debt obligations                      $  5,607,067   $  7,910,843
              Accounts payable:
                   Developers                                -0-        280,000
                   Trade                                 491,919        322,622
                   Related parties                        94,540         95,566
                   Taxes                                 313,032        499,114
              Interest payable                         2,140,747      1,926,092
              Tenant security deposits                    38,938         70,161
              Other liabilities                           19,687          5,160
                                                    ------------   ------------

                           Total liabilities           8,705,930     11,109,558
                                                    ------------   ------------

         Partners' equity                             (3,759,866)    (3,581,360)
                                                    ------------   ------------

                           Total                    $  4,946,064   $  7,528,198
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                                 1995       1994         1993
                                              ----------  ---------   ---------

Revenues:
     Rental income                            $ 634,710   $ 795,515   $ 797,966
     Other income                                   -0-         -0-     109,015
     Interest income                                527       5,332      10,557
                                              ---------   ---------   ---------

                Total revenues                  635,237     800,847     917,538
                                              ---------   ---------   ---------

Cost and expenses:
     Rental operations                          535,597     584,003     678,152
     General and administrative                 162,000     162,000     241,600
     Interest                                   618,991     572,350     653,189
     Depreciation and amortization              396,536     449,205     451,052
                                              ---------   ---------   ---------

                Total costs and expenses      1,713,124   1,767,558   2,023,993
                                              ---------   ---------   ---------

Loss before extraordinary item               (1,077,887)   (966,711) (1,106,455)

Extraordinary gain on extinguishment of debt    899,381         -0-     671,493
                                              ---------   ---------   ---------

Net loss                                    ($  178,506)($  966,711)($  434,962)
                                              =========   =========   =========

Net loss per limited partnership unit:
     Loss before extraordinary item              (91.91)     (82.44)     (94.35)
     Extraordinary item                           76.69         -0-       57.26
                                              ---------   ---------   ---------

                                            ($    15.22)($    82.44)($  ($37.09)
                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             ------------------------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                         Diversified
                                           Historic      Limited
                                          Advisors (1)   Partners (2)   Total
                                         -------------  ------------  ---------

Percentage participation in profit or loss      1%           99%         100%
                                                ==           ===         ====

Balance at December 31, 1992              ($  113,662) ($2,066,025) ($2,179,687)
Net loss                                       (4,350)    (430,612)    (434,962)
                                          -----------    -----------  ----------


Balance at December 31, 1993                 (118,012)  (2,496,637)  (2,614,649)
Net loss                                       (9,667)    (957,044)    (966,711)
                                          -----------  -----------  -----------


Balance at December 31, 1994                 (127,679)  (3,453,681)  (3,581,360)

Net loss                                       (1,785)    (176,721)    (178,506)
                                          -----------  -----------  -----------


Balance at December 31, 1995              ($  129,464) ($3,630,402) ($3,759,866)
                                          ===========  ===========  ===========



 (1)     General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 1995, 1994, and 1993.


   The accompanying notes are an integral part of these financial statements.

                                              DIVERSIFIED HISTORIC INVESTORS
                                              ------------------------------
                                                  (a limited partnership)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------

                                   For the Years Ended December 31, 1995, 1994 and 1993
                                                                             1995          1994          1993
                                                                         ------------  ------------  ------------
Cash flows from operating activities:
     Net loss                                                            ($  178,506)  ($  966,711)  ($  434,962)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
Extraordinary gain on extinguishment of debt, net                           (899,381)          -0-      (671,493)
Depreciation and amortization                                                396,536       449,205       451,052
Minority interest                                                            (11,504)          -0-           -0-
Changes in assets and liabilities, net of disposals due to foreclosure:
     Decrease (increase) in restricted cash                                   38,711       (21,333)      (32,573)
     Decrease in marketable securities                                           -0-        66,133       151,739
     Increase in accounts receivable                                         (22,680)      (38,767)      (37,596)
     Decrease in other assets                                                    -0-        11,354         7,896
     Increase (decrease) in accounts payable - trade                         221,557       213,615      (109,463)
     (Decrease) increase in accounts                                          (1,026)     (151,375)       37,629
       payable - related parties
     Increase in accounts payable-taxes                                       16,542        51,345       130,196
     Increase in interest payable                                            430,573       341,171       418,986
     (Decrease) increase in tenant security deposits                         (31,223)        9,555            43
     Increase (decrease) in other liabilities                                 16,095        (1,087)        6,245
                                                                         -----------   -----------   -----------
           Net cash used in operating activities:                            (24,306)      (36,895)      (82,301)
                                                                         -----------   -----------   -----------
Cash flows from investing activities:
     Capital expenditures                                                    (41,507)      (13,625)       (7,126)
                                                                         -----------   -----------   -----------
           Net cash used in investing activities:                            (41,507)      (13,625)       (7,126)
                                                                         -----------   -----------   -----------
Cash flows from financing activities:
     Borrowings under debt obligations                                        63,159        36,174        66,955
     Payments of principal under debt obligations                               (564)          -0-           -0-
     Other financing activities                                                  -0-           -0-       (26,681)
                                                                         -----------   -----------   -----------
           Net cash provided by financing activities:                         62,595        36,174        40,274
                                                                         -----------   -----------   -----------
Decrease in cash and cash equivalents                                         (3,218)      (14,346)      (49,153)
Cash and cash equivalents at beginning of year                                 7,789        22,135        71,288
                                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year                                 $     4,571   $     7,789   $    22,135
                                                                         ===========   ===========   ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                              $   157,394   $   299,696   $   187,864
Supplemental Schedule of Non-Cash Investing and Financing
     Activities:
     Net assets transferred for liability reduction*:
           Net assets transferred                                        $ 3,549,860             0   $ 4,160,197
           Liability reduction                                           $ 4,615,984             0   $ 4,986,687
*  As a result of foreclosures on properties owned by the Partnership

                    The accompanying notes are an integral part of these financial statements

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION

Diversified Historic Investors (the "Partnership") was formed in March 1984, with Diversified Historic Advisors (a general partnership whose partners are Mr. Gerald Katzoff and Diversified Historic Properties, Inc., ) as the General Partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

The Partnership was formed to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation as such, utilizing the mortgage financing and the net proceeds from the sale of limited partnership units. Any rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of one subsidiary partnership (the "Venture"), in which the Partnership has a controlling interest, with appropriate elimination of inter-partnership transactions and balances. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General Partner, are necessary for a fair statement of the results for those years.

2.       Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.       Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred.

4.       Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5.       Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 1995, 1994, and 1993).

6.       Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

7.       Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

8.       Other Income

Other income is comprised of accounts payable amounts which has been on the Registrant's books for several years and were determined not to be due and payable in 1993.

9.       Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

10.      Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

11.      New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - GOING CONCERN

In recent years the Registrant has realized significant losses, including the foreclosure of five properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the eleven units at Smythe Stores, where the Registrant will either be able to negotiate a loan modification or the units will be foreclosed, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

Since the lenders have agreed to forebear from taking any foreclosure action, as long as cash flow payments are made, the Partnership believes it is appropriate to continue presenting the financial statements on a going concern basis.

NOTE D - PARTNERSHIP AGREEMENT

The  significant  terms  of  the  amended  and  restated  Agreement  of  Limited
Partnership (the "Agreement"), as they relate to the financial statements, follow:

Distributions from Operations

The Agreement provides that, beginning with the date of the admission of subscribers as limited partners, all distributable cash from operations (as defined) will be distributed 90% to the limited partners and 10% to the General Partner.

All distributable cash from sales or refinancing will be distributed to the limited partners equal to their Original Capital Contribution plus an amount equal to 6% of their Original Capital Contribution per annum on a cumulative basis less the sum of all prior distributions and, thereafter, after receipts by certain affiliates of the General partner of their subordinated real estate commissions, the limited partners will receive 85% of cash from sales or refinancings.

NOTE E - ACQUISITIONS

The Partnership acquired six properties and two general or limited partnership interests in Ventures during the period November 1984 to December 1986, as discussed below.

In November 1984, the Partnership purchased 20 residential apartments located in Philadelphia, Pennsylvania for a cash capital contribution of $4,056,475.

Also  in  November  1984,  the  Partnership  purchased  a  building  located  in
Philadelphia,   Pennsylvania,  consisting  of  17  units,  for  a  cash  capital contribution of $1,725,000.

In December 1984, the Partnership purchased two adjoining buildings located in Philadelphia, Pennsylvania, consisting of 18 residential units and 4,500 square feet of commercial space, for a cash contribution of $405,000.

In December 1984, the Partnership purchased a four-story building located in Philadelphia, Pennsylvania, consisting of 22,200 square feet of commercial space, for a cash capital contribution of $465,000. The lender on the property foreclosed in 1992.

Also in December 1984, the Partnership acquired a building located in Philadelphia, Pennsylvania, consisting of 14 residential units, for a cash capital contribution of $160,000. The lender on the property foreclosed in 1993.

In February 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership which owns 21 residential units located in East Greenwich, Rhode Island, for a cash capital contribution of $3,600,000. The lender on the property foreclosed in 1993.

In June 1985, the Partnership was admitted, with a 99.5% general partner interest, to a Pennsylvania general partnership which owns a building consisting of 50 residential units located in Reading, Pennsylvania, for a cash capital contribution of $2,650,000. The lender on the property foreclosed in 1995.

In December 1986, the Partnership acquired a building located in Savannah, Georgia, consisting of 13 apartments and 7,820 square feet of commercial space, for a cash capital contribution of $812,916. The lender on the property foreclosed in 1993.

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                              ------------
                                                          1995           1994
                                                          ----           ----

Mortgage loans, interest at the National Average     $  2,440,044   $  2,440,044
Mortgage Contract rate plus 1 1/2%, therefore
8.98%  and  9.06% at December  31,  1995 and 1994,
respectively; payable in equal monthly installments of principal and interest; due in 2015; collateralized by the related rental properties (A)

Mortgage loan, interest accrues at 12%, interest only   1,192,411      1,129,251
payable monthly to the extent of net operating income with a minimum of $6,833; principal due October 31, 1998; collateralized by the related rental property (B)

Mortgage loan, interest at 15%, payable in equal monthly  138,444        138,444
installments of $1,770 (including interest); due in 1992; collateralized by the related rental property (C)

Mortgage loan, interest accrues at 2 1/2% over the      1,359,365      1,359,929
Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%;
therefore 8 1/2% at December 31, 1995 and 1994, interest only payable monthly to the extent of net operating income with a minimum of $9,000;
principal due October 31, 1998; collateralized by the related rental property (D)

Notes payable, interest at 11% and is payable monthly     380,114        380,114
based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009;
collateralized by the related rental property (E)

Notes  payable, interest at prime plus 1-1/2% (10% at      96,689         96,689
December 31, 1995 and 1994); principal and interest due upon sale of the related property;
collateralized by the related rental property (F)

Revenue bonds,  interest at 10.5% at December 31, 1995,       -0-      2,041,371
and 1994; interest payable semiannually; annual sinking fund redemptions commencing in 1987; collateralized by the related rental property (G)

Mortgage loan, interest only at 2% payable annually;
principal  payable of $81,250 in 1991 and 1996 and
$162,500 in 2001; collateralized by the related
rental property (H)                                           -0-        325,000
                                                       -----------    ----------
                                                       $5,607,067     $7,910,843
                                                       ===========    ==========

(A) In 1988, the Partnership stopped making scheduled mortgage payments. In 1989, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment. See Note H - Commitments and Contingencies for further information.

(B) On June 1, 1993, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

(C) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $93,450 at December 31, 1995 which includes $20,767 for each of 1995, 1994 and 1993.

(D) On June 1, 1993, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

(E) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $188,157 at December 31, 1995 which includes $41,813 for each of 1995, 1994 and 1993.

(F) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $37,874 at December 31, 1995 which includes $10,070, $8,419 and $7,252 for 1995, 1994 and 1993, respectively.

(G) Due to insufficient cash flow of the property and the utilization of all remaining cash reserves on June 1, 1994, the Partnership ceased making debt service payments. As a result, the guarantor of the bonds had to fund interest and principal payments in the amount of $35,451. The guarantor declared an Event of Default under the loan documents and on August 19, 1994, the guarantor exercised its option to purchase the bonds and in accordance with the guarantor agreement, raised the interest rate to prime plus 2%. The Registrant's attempts to negotiate the terms of the loan were unsuccessful and on July 11, 1995 CPA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After determining that reorganization was not feasible for CPA, the bankruptcy was dismissed and the lender on the property foreclosed in 1995.

(H) The principal payment due in 1991 was not made due to insufficient cash flow. The lender has not declared the loan in default. The lender on the property foreclosed in 1995.

Approximate maturities of the mortgage loan obligations at December 31, 1995, for each of the succeeding five years are as follows:


                           1996                         $   3,055,291
                           1997                                    -0-
                           1998                             2,551,776
                           1999                                    -0-
                           2000                                    -0-
                           Thereafter                              -0-
                                                        --------------
                                                            $5,607,067
                                                        ==============

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued in 1995 was $6,474. Payments on the judgment are to be made out of available cash flow before any distributions can be made to the Registrant's limited partners. The balance of the note on December 31, 1995 is $50,716.

On June 30, 1992 Diversified Historic Properties, Inc. co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable, from CPA to the Registrant, that had been assigned to it, in the amount of $246,491 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $299,651 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued in 1995 was $20,950. Payments on the judgment are to be made out of available cash flow from CPA. The balance of the judgment at the date of foreclosure was $155,239. Due to the foreclosure of the property, no additional payments will be made to D, LTD on account of the note from CPA.

NOTE H - COMMITMENTS AND CONTINGENCIES

Due to insufficient cash flow at Smythe Stores, the Partnership ceased making debt service payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment; foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matters of Bruin Holdings, Inc. ("Bruin") v, Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matters of EMC Mortgage Corporation v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant is in the process of negotiating a modification with the holder of the mortgage. It is anticipated that the new terms will call for monthly payments of interest in an amount equal to net operating income, with a minimum monthly payment. A hearing date is set for mid-April in the EMC Mortgage Corporation cases. The Partnership is pursuing settlement negotiations; however if no settlement is reached it is expected that the eleven associated units will be foreclosed by the lender.

On May 3, 1993, a contractor who had performed services at Centre Park Place obtained and executed a judgment (due to non-payment) in the amount of $26,028 against Centre Park Associates and garnished certain Partnership bank accounts. The contractor collected $7,226 on his judgment. The balance of the judgment at the date of foreclosure of the property was $18,802 Due to the foreclosure of the property, no additional payments will be made to the contractor on account of his judgment.

NOTE I - EXTRAORDINARY GAINS/LOSSES

During 1991, the mortgagee of the property located at 128-130 Chestnut Street, Philadelphia (22,000 square feet of commercial space) declared the loan in default and the Partnership confessed judgment on the note. The Partnership negotiated an arrangement with the lender whereby the lender would forebear from foreclosing on the property until January 1992 in order for the Partnership to attempt to sell the property. The Partnership was unable to sell the property, and the lender foreclosed in April 1992. The Partnership has recognized an extraordinary loss of $69,003 during 1992 for the difference between the book value of the property (which approximates fair value) and the extinguished debt.

During 1993, the mortgagee of the property located in the Hill and Harbor District of East Greenwich, Rhode Island (21 residential units) foreclosed on the property. Since 1989 the Partnership had made neither wraparound nor underlying mortgage payments. In May 1990, the Partnership converted the building to condominium form of ownership. In June 1990, in order to forestall threatened foreclosure by the first mortgage lender, a reorganization petition was filed. Since that time, several auctions to sell the property were both scheduled and canceled. Finally, the automatic stay was lifted, and on February 19, 1993, the property was foreclosed. The Partnership recognized an extraordinary loss of $134,869 in 1993 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

During 1993, the underlying mortgage holder of the property located at 314 Catherine Street, Philadelphia (seven remaining residential units) foreclosed on the property. In 1991, both the wraparound and underlying mortgages matured. The underlying mortgage was declared due and payable, but the lender agreed to forebear from foreclosing to allow the Partnership to attempt to sell the units. During 1992, four condominium units were sold and the proceeds were applied against the outstanding loan balance. However, since the Partnership was unable to sell any additional units, on July 12, 1993, the lender foreclosed on the property. The Partnership recognized an extraordinary gain of $966,665 in 1993 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

During 1993, the mortgagee of the property located at 121 West Broughton Street in Savannah, Georgia (13 residential units and 7,820 square feet of commercial space) foreclosed on the property. The Partnership had ceased making mortgage payments in 1991. Subsequently, the first mortgage lender was placed into receivership by the RTC. In August 1992, the Registrant received notice from the RTC that the mortgage had been sold and then received a notice of default from the new mortgage holder. In order to forestall threatened foreclosure proceedings, the property was transferred to a newly-created partnership, owned by the Partnership, which filed a reorganization petition. In December 1992, the bankruptcy court ordered that by January 15, 1993, the Partnership was either to pay a specified amount or provide a deed in lieu of foreclosure to the new mortgage holder. On January 15, 1993, the Partnership executed a deed in lieu of foreclosure and relinquished the property to the mortgagee. The Partnership recognized an extraordinary loss of $160,303 in 1993 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

Due to insufficient cash flow at Centre Park Associates and the utilization of all remaining cash reserves on June 1, 1994, the Registrant ceased making debt service payments. As a result, the guarantor of the bonds had to fund interest and principal payments in the amount of $35,451. The guarantor declared an Event of Default under the loan documents and on August 19, 1994, the guarantor exercised its option to purchase the bonds and in accordance with the guarantor agreement, raised the interest rate on such bonds to prime plus 2% (therefore, 10.5% at December 31, 1994). On October 31, 1994, the guarantor instituted legal proceedings against CPA. The Partnership's attempts to negotiate the terms of the loan were unsuccessful and on July 11, 1995, CPA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After determining that reorganization was not feasible for CPA, the bankruptcy was dismissed and, on July 28, 1995, the lender foreclosed on the property. The Partnership recognized an extraordinary gain of $899,381 during 1995 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                              For the Years Ended December 31,
                                              --------------------------------
                                               1995         1994         1993
                                               ----         ----         ----
Net loss - book                           ($  178,506) ($  966,711) ($  434,962)
Excess of tax over book depreciation          (21,200)     (26,436)    (151,529)
Interest                                      195,204      272,654      219,146
Extraordinary gain on foreclosure            (165,716)           0      414,763
Other timing differences                            0            0      (52,751)
Minority interest - tax only                   (4,636)       1,339        1,221
                                            ---------    ---------    ---------
Net loss - tax                            ($  174,854) ($  719,154) ($    4,112)
                                            =========    =========    =========

Partners' equity - book                   ($3,759,866) ($3,581,358) ($2,614,649)
Costs of issuance                           1,393,762    1,393,762    1,393,762
Cumulative tax over (under) book loss          94,598     (258,764)     117,239
Basis reduction due to

     Investment Tax Credit - tax only             -0-          -0-     (623,554)
                                           ----------    ---------    ---------
Partners' equity - tax                   ($2,771,506)  ($2,446,360) ($1,727,202)
                                           ==========    =========    =========

                            SUPPLEMENTAL INFORMATION

                                                         DIVERSIFIED HISTORIC INVESTORS
                                                         ------------------------------
                                                             (a limited partnership)


                                              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                DECEMBER 31, 1995

                                                        Costs
                                                     Capitalized
                                                      Subsequent      Gross Amount at which Carried
                                    Initial Cost to                              at
                                    Partnership     to Acquisition         December 31, 1995
                                    -----------     --------------         -----------------
                                    (b)
                                    ---

                                        Buildings                        Buildings
                                           and                              and                  Accumulated  Date of      Date
Description (a)   Encumbrances(g) Land Improvements Improvements  Land  Improvements Total(c)(e)  Depr.(e)(f) Constr.(a)  Acquired
- - ---------------   --------------- ---- ------------ ------------  ----  ------------ -----------  ---------- ----------   --------

20 condominium
apartment units
in
Philadelphia, PA    $2,440,044   $37,362 $4,320,948 ($236,947)(h) $37,362  $4,098,126  $4,135,488 $1,851,566    1984       12/28/84
                                                       14,125
17 apartment units
in Philadelphia,     1,330,855   120,000  1,744,097    41,281     120,000   1,785,378   1,905,378    795,507    1984       11/14/84
PA

18 apartment units
and 4,500 square
feet of commercial
space in
Philadelphia, PA     1,836,168   174,000  2,188,961   (45,079)(h) 174,000   2,161,725   2,335,725    967,046  1984-1985    12/14/84
                                                       17,843
                    ---------- --------- ---------- ----------   --------  ----------  ---------- ----------
                    $5,607,067  $331,362 $8,254,006 ($208,777)   $331,362  $8,045,229  $8,376,591 $3,614,119
                    ========== ========= ========== ==========   ========  ==========  ========== ==========

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                             (a limited partnership)

                              NOTES TO SCHEDULE XI
                              --------------------

                                December 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B)      Includes   development/rehabilitation   costs   incurred   pursuant  to
         development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1995, for Federal income tax purposes is approximately $8,045,229. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)      Development /rehabilitation was completed during 1986.

(E)      Reconciliation of real estate:

                                           1995          1994          1993
                                      ------------   ------------  ------------
Balance at beginning of year          $ 11,866,746   $ 11,853,121  $ 17,716,601
Additions during the year:
     Improvements                           41,507         13,625         7,126
                                      ------------   ------------  ------------
                                        11,908,253     11,866,746    17,723,727
Deductions during the year:
     Retirements                        (3,531,662)           -0-    (5,870,606)
                                      ------------   ------------  ------------
Balance at end of year                $  8,376,591   $ 11,866,746  $ 11,853,121
                                      ============   ============  ============

Reconciliation of
      accumulated depreciation:

                                           1995           1994          1993
                                      ------------   ------------  ------------
Balance at beginning of year          $  4,565,332   $  4,120,738  $  5,418,713
Depreciation expense for the year          390,791        444,594       447,466
Retirements                             (1,342,004)           -0-    (1,745,441)
                                      ------------   ------------  ------------
Balance at end of year                $  3,614,119   $  4,565,332  $  4,120,738
                                      ============   ============  ============

(F) See Note B to the financial statements for depreciation method and lives.

(G) See Note F to the financial statements for further information.

(H) In connection with the purchase of certain of the properties, the sellers agreed to reimburse the Partnership for cash flow deficits, as defined, of these properties. Such reimbursements were treated as a reduction of buildings and improvements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

                  None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

                  a.  Identification of Directors - Registrant has no directors.

                  b.  Identification of Executive Officers

                      The General Partner of the Registrant is Diversified Historic Advisors (DHA), a Pennsylvania general partnership. The partners of DHA are as follows:

Name                    Age   Position         Term of Office   Period Served
- - ----                    ---   --------         --------------   -------------

Gerald Katzoff          48    Partner in DHA    No fixed term   Since March 1984

Diversified Historic    --    Partner in DHA    No fixed term   Since March 1984
Properties, Inc.
("Diversified")

                  For further description of Diversified, see paragraph e. of this Item. There is no arrangement or understanding between either person names above and any other person pursuant to which any person was or is to be selected as an officer.

                  c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by an separate property management and partnership administration which has no affiliation with the Registrant, except that an employee of the affiliate of the Registrant is an officer and minority shareholder of such firm. The terms of service of such firm are believed to be no less favorable to Registrant than those obtainable from an unaffiliated entity.

                  d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

                  e. Business Experience. DHA is a general partnership formed in March, 1984. The partners of DHA are Diversified and Gerald Katzoff. The General Partner is responsible for the management and control of the Registrant's affairs and has general responsibility and authority in conducting its operations.

                  Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr.

Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of Diversified).

                  Diversified was incorporated in Pennsylvania in April 1983 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. Diversified is a subsidiary of The Dover Group, Ltd., an entity formed in 1985 to act as the holding company for Diversified and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services. In February 1992, Dover Group's name was changed to D, LTD.

                  The executive officers, directors, and key employees of Diversified are described below.

                  Michael J. Tuszka (age 49) was appointed Chairman and Director of both D, LTD and Diversified on January 27, 1993. Mr. Tuszka has been associated with Diversified and its affiliates since 1984.

                  Donna M. Zanghi (age 39) is Secretary/Treasurer of Diversified. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with Diversified and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14,1993.

                  Michele F. Rudoi (age 31) was appointed on January 27, 1993 as Assistant Secretary of both D, LTD and Diversified.

Item 11. Executive Compensation

                  a. Cash Compensation - During 1995, Registrant has paid no cash compensation to DHA, any partner therein or any person named in paragraph
c. of Item 10.

                  b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                  c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1995 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

                  d. Compensation of Directors - Registrant has no directors.

                  e. Termination of Employment and Change of Control Arrangement
- - -  Registrant  has no  compensatory  plan or  arrangement,  with  respect to any individual,  which results or will result from the  resignation or retirement of any  individual,  or  any  termination  of  such  individual's  employment  with

Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

                  b. Security Ownership of Management - No equity securities of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

                  c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13. Certain Relationships and Related Transactions

                  Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1993 through 1995.

                  a. Certain   Business   Relationships  -  Registrant   has  no
directors.

                  b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1. Financial Statements:

                  a. Consolidated Balance Sheets at December 31, 1995 and 1994.

                  b. Consolidated Statements of Operations for the Years Ended
                     December 31, 1995, 1994 and 1993.

                  c. Consolidated  Statements of Changes in Partners' Equity for
                     the Years Ended December 31, 1995,  1994 and 1993.

                  d. Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1995, 1994 and 1993.

                  e. Notes to consolidated financial statements.

               2. Financial statement schedules:

                  a. Schedule XI- Real Estate and Accumulated Depreciation.

                  b. Notes to Schedule XI.

               3. Exhibits:

                  (a)   Exhibit Number                 Document
                        --------------                 --------

                               3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited
                                             Partnership,  previously filed as
                                             part of Amendment No. 2 of
                                             Registrant's Registration Statement
                                             on Form S-11, are incorporated
                                             herein by reference.

                              21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                  (b)   Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                  (c)   Exhibits:

                        See Item 14(A)(3) above.

                                   SIGNATURES

                Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DIVERSIFIED HISTORIC INVESTORS

Date:  April 11, 1996     By: Diversified Historic Advisors, General Partner
       --------------

                              By: Diversified Historic Properties, Inc., Partner

                                  By:       /s/ Michael J. Tuszka
                                     -----------------------------------
                                           MICHAEL J. TUSZKA,
                                           Chairman

                                  By:       /s/ Donna M. Zanghi
                                     -----------------------------------
                                           DONNA M. ZANGHI,
                                           Secretary and Treasurer

                                  By:       /s/ Michele F. Rudoi
                                     -----------------------------------
                                           MICHELE F. RUDOI,
                                           Assistant Secretary

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                Signature                     Capacity                Date
                ---------                     --------                ----

DIVERSIFIED HISTORIC ADVISORS               General Partner

By: Diversified Historic Properties, Inc.,
      Partner

      By:       /s/ Michael J. Tuszka                             April 11, 1996
          ------------------------------                          --------------
           MICHAEL J. TUSZKA,
           Chairman

      By:       /s/ Donna M. Zanghi                               April 11, 1996
          ------------------------------                          --------------
           DONNA M. ZANGHI,
           Secretary and Treasurer

      By:       /s/ Michele F. Rudoi                              April 11, 1996
          ------------------------------                          --------------
           MICHELE F. RUDOI,
           Assistant Secretary