Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 1996-05-17
CIK 745143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

Commission file number               0-14934
                       ---------------------------------------------------------

                         DIVERSIFIED HISTORIC INVESTORS
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         23-2312037
- -------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes____ No __X__

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

           Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995 Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

(1)   Liquidity

                 At March 31, 1996, Registrant had cash of approximately $2,428. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of March 31, 1996, Registrant had restricted cash of $30,793 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity. Should the first mortgage holder of the eleven units at Smythe Stores be successful in its attempts to foreclose, it is not expected to have a significant impact on the Registrant's liquidity, as these units have generated little or no positive cash flow. See Part II, Item 1 for additional information.

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

            (3)  Results of Operations

                 During the first quarter of 1996, Registrant incurred a net loss of $283,789 ($24.30 per limited partnership unit) compared to a net loss of $391,711 ($33.40 per limited partnership unit) for the same period in 1995.

                 Rental income decreased $82,516 from $188,966 in the first quarter of 1995 to $106,450 in the same period in 1996. The decrease resulted from the foreclosure of one of the Registrant's properties ("Centre Park") in July 1995 combined with a decrease in rental income at Wistar Alley due to a decrease in average occupancy (94% to 68%) and the loss of one commercial tenant, and a decrease at Smythe Stores due to a decrease in average occupancy (94% to 76%)

                 Expense for rental operations decreased by $38,132 from $196,615 in the first quarter of 1995 to $158,483 in the same period in 1996. Expenses for rental operations decreased due to the foreclosure of Centre Park in July 1995 combined with an decrease in management fees at Smythe Stores due to the lower occupancy partially offset by an increase in maintenance expense at both Third Quarter and Wistar Alley pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel.

                 Depreciation and amortization expense decreased $32,402 from $111,707 in the first quarter of 1995 to $79,395 in the same period in 1996. The decrease is the result of the foreclosure of Centre Park in July 1995.

                 Interest expense decreased by $113,483 from $232,026 in the first quarter of 1995 to $118,543 in the same period in 1996. The decrease is the result of foreclosure of Centre Park in July 1995.

                 Losses incurred during the quarter at the Registrant's three properties amounted to $242,000, compared to a loss of approximately $319,000 for the same period in 1995.

                 In the first quarter of 1996, Registrant incurred a loss of $112,000 at the Smythe Stores Condominium complex including $40,000 of depreciation and amortization expense, compared to a loss of $111,000 in the first quarter of 1995, including $40,000 of depreciation expense. The increase in the loss from the first quarter of 1995 to the same period in 1996 is due to a decrease in average occupancy (94% to 76%) due to a higher turnover of units partially offset by an decrease in management fees due to the lower occupancy. Registrant is striving to increase occupancy and thus operating results in the following quarters.

                 In the first quarter of 1996, Registrant incurred a loss of $68,000 at Third Quarter Apartments, including $17,000 of depreciation expense, compared to a loss of $59,000 including $17,000 of depreciation expense in the first quarter of 1995. The increase in the loss from the first quarter of 1995 to the same period in 1996 is the result of an increase in maintenance expense pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel. Registrant anticipates that operating results in the following quarters will be similar to those experienced in the first quarter of 1996.

                 In the first quarter of 1996, Registrant incurred a loss of $62,000 at Wistar Alley, including $21,000 of depreciation expense, compared to a loss of $37,000 including $21,000 of depreciation expense in the first quarter of 1995. The increase in the loss from the first quarter of 1995 to the same period in 1996 is mainly the result of a decrease in rental income due to a decrease in average occupancy (94% to 68%) due to higher turnover and the loss of one commercial tenant. In addition, maintenance expense increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel. Registrant is striving to increase occupancy and thus operating results in the following quarters.

                 In the first quarter of 1996, Registrant incurred a loss of $0 at Centre Park Place, compared to a loss of $112,000 including $32,000 of depreciation expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to the fact that the property was foreclosed by the lender in July 1995.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                          March 31, 1996    December 31, 1995
                                          --------------    -----------------
                                           (Unaudited)
Rental properties, at cost:
   Land                                    $   331,362         $   331,362
   Buildings and improvements                7,903,534           7,896,078
   Furniture and fixtures                      149,151             149,151
                                           -----------         -----------

                                             8,384,047           8,376,591
   Less - Accumulated depreciation          (3,692,866)         (3,614,119)
                                           -----------         -----------
                                             4,691,181           4,762,472

Cash and cash equivalents                        2,428               4,571
Restricted cash                                 30,793              40,882
Accounts receivable                             90,992              93,259
Other  assets  (net of amortization
of $54,978 and $54,420 at March 31,
1996 and December 31, 1995,
respectively)                                   44,322              44,880
                                           -----------         -----------

      Total                                $ 4,859,716         $ 4,946,064
                                           ===========         ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                        $ 5,614,523         $ 5,607,067
   Accounts payable:
      Trade                                    375,815             491,919
      Related parties                          294,048              94,540
      Taxes                                    338,425             313,032
   Interest payable                          2,221,206           2,140,747
   Accrued liabilities                          20,416              19,687
   Tenant security deposits                     38,938              38,938
                                           -----------         -----------

      Total liabilities                      8,903,371           8,705,930
                                           -----------         -----------

Partners' equity                            (4,043,655)         (3,759,866)
                                           -----------         -----------

      Total                                $ 4,859,716         $ 4,946,064
                                           ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)


                                        Three months      Three months
                                           ended              ended
                                          March 31,         March 31,
                                            1996              1995
                                            ----              ----
Revenues:
   Rental income                         $ 106,450         $ 188,966
   Interest income                              85               171
                                         ---------         ---------

      Total revenues                       106,535           189,137
                                         ---------         ---------

Costs and expenses:
   Rental operations                       151,976           196,615
   General and administrative               40,500            40,500
   Interest                                118,543           232,026
   Depreciation and amortization            79,305           111,707
                                         ---------         ---------

      Total costs and expenses             390,324           511,148
                                         ---------         ---------

Net loss                                 ($283,789)        ($391,711)
                                         =========         =========

 Net loss per limited partnership unit   ($  24.20)        ($  33.40)
                                         =========         =========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                       1996              1995
                                                    ---------         ---------
Cash flows from operating activities:
  Net loss                                          ($283,789)        ($391,711)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        79,305           111,707
  Changes in assets and liabilities:
   Decrease in restricted cash                         10,089            25,396
   Decrease in accounts receivable                      2,267            56,599
   (Decrease) increase in accounts payable -
   trade                                             (116,104)           39,838
   Increase (decrease) in accounts payable -
   related parties                                    199,508           (18,511)
   Increase in accounts payable - taxes                25,393            26,468
   Increase in interest payable                        80,459           121,651
   Increase in accrued liabilities                        729            18,099
   Increase in tenant security deposits                     0               428
                                                    ---------         ---------

Net cash used in operating activities                  (2,143)          (10,036)
                                                    ---------         ---------

Cash flows from investing activities:
  Capital expenditures                                 (7,456)           (1,760)
                                                    ---------         ---------

Net cash used in investing activities                  (7,456)           (1,760)
                                                    ---------         ---------

Cash flows from financing activities:
  Proceeds from debt financing                          7,456             9,892
                                                    ---------         ---------

Net cash provided by  financing activities              7,456             9,892
                                                    ---------         ---------

Decrease in cash and cash equivalents                  (2,143)           (1,904)

Cash and cash equivalents at beginning of period        4,571             7,789
                                                    ---------         ---------

Cash and cash equivalents at end of period          $   2,428         $   5,885
                                                    =========         =========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                         ------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Due to insufficient cash flow at Smythe Stores, the Registrant ceased making debt service payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment; foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matters of Bruin Holdings, Inc. ("Bruin") v, Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matters of EMC Mortgage Corporation v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant is in the process of negotiating a modification with the new holder of the mortgage. It is anticipated that the new terms will call for monthly payments of interest in an amount equal to net operating income, with a minimum monthly payment. A hearing occurred in early May where EMC's motion to have a receiver appointed was denied. The next hearing date has not yet been set. The Registrant is pursuing settlement negotiations; however if no settlement is reached it is expected that the eleven associated units will be foreclosed by the lender.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit Number                    Document
                 --------------                    --------

                     3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

                   21 Subsidiaries of the Registrant are listed in Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

            (b)  Reports on Form 8-K:

   No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1996         DIVERSIFIED HISTORIC INVESTORS
      ------------

                              By: Diversified Historic Advisors, General Partner

                                  By: Diversified Historic Properties, Inc.,
                                      Partner


                                         By:       /s/ Donna M. Zanghi
                                            ------------------------------------
                                                  DONNA M. ZANGHI,
                                                  Secretary and Treasurer