Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 1996-07-30
CIK 745143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                         0-14934

                         DIVERSIFIED HISTORIC INVESTORS
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           23-2312037
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------
                                       N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes           No    X
                                                         -----------  ----------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
         Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
         Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

(1)      Liquidity

         At June 30, 1996, Registrant had cash of approximately $1,117. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         As of June 30, 1996, Registrant had restricted cash of $56,299 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity. Should the first mortgage holder of the eleven units at Smythe Stores be successful in its attempts to foreclose, it is not expected to have a significant impact on the Registrant's liquidity, as these units have generated little or no positive cash flow. See Part II, Item 1 for additional information.

         In recent years the Registrant has realized significant losses, including the foreclosure of five properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, with the exception of the eleven units at Smythe Stores, where the Registrant will either be able to negotiate a loan modification or the units will be foreclosed, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

(2)    Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley and nine units at Smythe Stores has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $954 and $27,068 during the second quarter of 1996 at Third Quarter and Wistar Alley, respectively.

(3)    Results of Operations

         During the second quarter of 1996, Registrant incurred a net loss of $829,107 ($70.70 per limited partnership unit) compared to a net loss of $213,923 ($18.24 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $1,112,896 ($94.90 per limited partnership unit) compared to a net loss of $605,634 ($51.64 per limited partnership unit) for the same period in 1995.

         Rental income decreased $55,351 from $179,697 in the second quarter of 1995 to $124,346 in the same period in 1996. The decrease resulted from the foreclosure of one of the Registrant's properties ("Centre Park") in July 1995 partially offset by an increase in rental income at Third Quarter due to a increase in average occupancy (86% to 94%) and an increase at Wistar Alley due to an increase in average occupancy (83% to 93%)

         Rental income decreased $137,867 from $368,663 for the first six months of 1995 to $230,796 for the same period in 1996. The decrease resulted from the foreclosure of one of the Registrant's properties ("Centre Park") in July 1995 combined with a decrease in rental income at Wistar Alley due to a decrease in average occupancy (89% to 83%) partially offset by an increase at Third Quarter due to an increase in average occupancy (87% to 90%)

         Expense for rental operations decreased by $28,213 from $119,628 in the second quarter of 1995 to $91,415 in the same period in 1996 and decreased by $72,852 from $316,243 for the first six months of 1995 to $243,391 for the same period in 1996. Expenses for rental operations decreased for both the second quarter and the first six months to the same periods in 1995 due to the foreclosure of Centre Park in July 1995 partially offset by an increase in maintenance and commissions expense. Maintenance expense at both Third Quarter and Wistar Alley increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel while maintenance expense increased at Smythe Stores due to expenditures for certain deferred maintenance items. Commissions expense increased at both Third Quarter and Wistar Alley due to a higher turnover of units.

         Depreciation and amortization expense decreased $34,301 from $113,448 in the second quarter of 1995 to $79,147 in the same period in 1996 and decreased $66,703 from $225,155 for the first six months of 1995 to $158,452 in the same period in 1996. The decreases are the result of the foreclosure of Centre Park in July 1995.

         Interest expense increased by $622,302 from $120,176 in the second quarter of 1995 to $742,478 in the same period in 1996 and increased by $508,819 from $352,202 for the first six months of 1995 to $861,021 in the same period in 1996. The increase for both the second quarter and the first six months to the same periods in 1995 is the result of the accrual of default interest in the second quarter of 1996 of interest that should have been accrued in prior years at Smythe Stores, partially offset by the foreclosure of Centre Park in July 1995.

         Losses incurred during the second quarter at the Registrant's properties amounted to $787,000, compared to a loss of approximately $229,000 for the same period in 1995. For the first six months of 1996 the Registrant's properties recognized a loss of $1,028,000 compared to approximately $547,000 for the same period in 1995.

         In the second quarter of 1996, Registrant incurred a loss of $714,000 at the Smythe Stores Condominium complex including $40,000 of depreciation and amortization expense, compared to a loss of $73,000 in the second quarter of 1995, including $40,000 of depreciation expense and for the first six months of 1996, Registrant incurred a loss of $825,000 including $81,000 of depreciation and amortization expense, compared to a loss of $184,000 for the same period in 1995, including $83,000 of depreciation expense. The increase in the loss for both the second quarter and the first six months of 1995 to the same periods in 1996 is mainly the result of an increase in interest expense combined with an increase in maintenance expense. Interest expense increased due the accrual in the second quarter of 1996 of default interest that should have been accrued in prior years due to the modification of 9 of the 20 mortgage loans. Maintenance expense increased due to expenditures for certain deferred maintenance items. In addition, rental income decreased in the first six months of 1996 compared to the same period in 1995 due a decrease in the average occupancy (89% to 62%).

         In the second quarter of 1996, Registrant incurred a loss of $39,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $29,000 including $18,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $107,000, including $35,000 of depreciation and amortization expense, compared to a loss of $88,000 for the same period in 1995, including $35,000 of depreciation expense. The increase in the loss from the first quarter and the first six months of 1995 to the same periods in 1996 is the result of an increase in maintenance and commissions expense partially offset by an increase in rental income. Maintenance expense increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and commissions expense increased due to a higher turnover of units. Rental income increased due to an increase in the average occupancy in the second quarter (86% to 94%) and for the first six months (87% to 90%).

         In the second quarter of 1996, Registrant incurred a loss of $34,000 at Wistar Alley, including $21,000 of depreciation expense, compared to a loss of $26,000 including $21,000 of depreciation expense in the second quarter of 1995. The increase in the loss from the second quarter and the first six months of 1995 to the same periods in 1996 is due to an increase in management fee and commissions expense partially offset by an increase in rental income. Maintenance expense increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and commissions expense increased due to a higher turnover of units. In addition, in the second quarter of 1996 as compared to the second quarter of 1995, rental income increased due to an increase in average occupancy (83% to 93%) while rental income decreased for the first six months of 1996 as compared to the same period in 1995 due to a decrease in average occupancy (89% to 83%) and the loss of one commercial tenant.

         In the second quarter of 1996, Registrant incurred a loss of $0 at Centre Park Place, compared to a loss of $101,000 including $32,000 of depreciation expense in the second quarter of 1995 and for the first six months of 1996, Registrant incurred a loss of $0 compared to a loss of $212,000 for the same period in 1995, including $65,000 of depreciation expense. The decrease in the loss from the second quarter and the first six months of 1995 to the same periods in 1996 is due to the fact that the property was foreclosed by the lender in July 1995.

                         DIVERSIFIED HISTORIC INVESTORS
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------
                                               (Unaudited)
Rental properties, at cost:
    Land                                       $   331,362        $   331,362
    Buildings and improvements                   7,924,100          7,896,078
    Furniture and fixtures                         149,151            149,151
                                               -----------        -----------
                                                 8,404,613          8,376,591
    Less - Accumulated depreciation             (3,771,612)        (3,614,119)
                                               -----------        -----------
                                                 4,633,001          4,762,472

Cash and cash equivalents                            1,117              4,571
Restricted cash                                     56,299             40,882
Accounts receivable                                 92,231             93,259
Other  assets (net of  amortization  of
$55,379 and $54,420 at June 30, 1996 and
December 31, 1995, respectively)
                                                    43,921             44,880
                                               -----------        -----------

         Total                                 $ 4,826,569        $ 4,946,064
                                               ===========        ===========

                        Liabilities and Partners' Equity

Liabilities:
    Debt obligations                           $ 6,934,148        $ 5,607,067
    Accounts payable:
         Trade                                     434,248            491,919
         Related parties                           295,667             94,540
         Taxes                                     338,425            313,032
    Interest payable                             1,626,265          2,140,747
    Accrued liabilities                             18,933             19,687
    Tenant security deposits                        51,643             38,938
                                               -----------        -----------

         Total liabilities                       9,699,329          8,705,930
                                               -----------        -----------

Partners' equity                                (4,872,760)        (3,759,866)
                                               -----------        -----------

         Total                                 $ 4,826,569        $ 4,946,064
                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                      (a Pennsylvania limited partnership)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                               Three months                  Six months
                              ended June 30,                ended June 30,
                           1996           1995           1996           1995
                       -----------    -----------    -----------    -----------

Revenues:
   Rental income       $   124,346    $   179,697    $   230,796    $   368,663
   Interest income              87            132            172            303
                       -----------    -----------    -----------    -----------

     Total revenues        124,433        179,829        230,968        368,966
                       -----------    -----------    -----------    -----------

Costs and expenses:
   Rental operations        91,415        119,628        243,391        316,243
   General and
      administrative        40,500         40,500         81,000         81,000
   Interest                742,478        120,176        861,021        352,202
   Depreciation and
      amortization          79,147        113,448        158,452        225,155
                       -----------    -----------    -----------    -----------

     Total costs and
        expenses           953,540        393,752      1,343,864        974,600
                       -----------    -----------    -----------    -----------

Net loss               ($  829,107)   ($  213,923)   ($1,112,896)   ($  605,634)
                       ===========    ===========    ===========    ===========

Net loss per limited
   partnership unit    ($    70.70)   ($    18.24)   ($    94.90)   ($    51.64)
                       ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                        1996             1995
                                                     -----------      ---------
Cash flows from operating activities:
   Net loss                                          ($1,112,896)     ($605,634)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                         158,452        225,155
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash              (15,417)        12,377
     Decrease (increase) in accounts receivable            1,028        (14,733)
     (Decrease) increase in accounts payable -
     trade                                               (57,671)        80,166
     Increase (decrease) in accounts payable -
     related parties                                     201,127         (7,263)
     Increase in accounts payable - taxes                 25,393         34,042
     (Decrease) increase in interest payable            (514,482)       247,087
     (Decrease) increase in accrued liabilities             (752)        17,764
     Increase in tenant security deposits                 12,705          4,887
                                                     -----------      ---------

Net cash used in operating activities                 (1,302,513)        (6,152)
                                                     -----------      ---------

Cash flows from investing activities:
   Capital expenditures                                  (28,022)       (11,347)
                                                     -----------      ---------

Net cash used in investing activities                    (28,022)       (11,347)
                                                     -----------      ---------

Cash flows from financing activities:
   Proceeds from debt financing                        1,327,081         19,205
                                                     -----------      ---------

Net cash provided by  financing activities             1,327,081         19,205
                                                     -----------      ---------

(Decrease) increase in cash and cash equivalents          (3,454)         1,706

Cash and cash equivalents at beginning of period           4,571          7,789
                                                     -----------      ---------

Cash and cash equivalents at end of period           $     1,117      $   9,495
                                                     ===========      =========

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     (b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 1996        DIVERSIFIED HISTORIC INVESTORS
       -------------

                            By: Diversified Historic Advisors, General Partner

                              By: Diversified Historic Properties, Inc., Partner


                                               By:       /s/ Donna M. Zanghi
                                                  ------------------------------
                                                         DONNA M. ZANGHI,
                                                         Secretary and Treasurer