Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 1996-11-04
CIK 745143

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                              ------------------------------------
                                or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ----- ----------
Commission file number                 0-14934
                      --------------------------------------------
                          DIVERSIFIED HISTORIC INVESTORS
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       Pennsylvania                                 23-2312037
-------------------------------              ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

       Suite 500, 1521 Locust Street, Philadelphia, PA   19102
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ----------------
                              N/A
------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes        No   X
                                        -------   -------

                  PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements
             (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                     At September 30, 1996, Registrant had cash of
approximately $3,569.  Such funds are expected to be used  to  pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of September 30, 1996, Registrant had restricted cash of $75,803 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity. Should the first mortgage holder of the eleven units at Smythe Stores be successful in its attempts to foreclose, it is not expected to have a significant impact on the Registrant's liquidity, as these units have generated little or no positive cash flow. See Part II, Item 1 for additional information.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant currently owns three properties at the present time, with the exception of the eleven units at Smythe Stores, where the Registrant will either be able to negotiate a loan modification or the units will be foreclosed, the Registrant has feasible loan modifications in place on its properties. However, the loan modifications have resulted in the mortgage loans encumbering the property thus becoming "cash-flow" mortgages, requiring that all available cash after payment of operating expenses must be paid to the first mortgage holder as debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley and nine units at Smythe Stores has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter of 1996.

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $284,767 ($24.28 per limited partnership unit) compared to a net income of $644,692 ($54.97 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $1,397,663 ($119.18 per limited partnership unit) compared to a net income of $39,058 ($3.33 per limited partnership unit) for the same period in 1995.

                     Rental income decreased $6,203 from $144,980 in the third quarter of 1995 to $138,777 in the same period in 1996. The decrease resulted from the foreclosure of one of the Registrant's properties ("Centre Park") in July 1995 partially offset by an increase in rental income at Smythe Stores due to higher average rental rates combined with increases in occupancy at both Third Quarter (84% to 99%) and Wistar Alley (87% to 93%).

                    Rental income decreased $144,070 from $513,643 for the first nine months of 1995 to $369,573 for the same period in 1996. The decrease resulted from the foreclosure of one of the Registrant's properties ("Centre Park") in July 1995 and a decrease at Wistar Alley due to the loss of one commercial tenant partially offset by an increase in rental income due to an increase in occupancy at Third Quarter (86% to 93%).

                     Expense for rental operations decreased by $34,839 from $121,204 in the third quarter of 1995 to $86,365 in the same period in 1996. Expenses for rental operations decreased due to the foreclosure of Centre Park in July 1995 combined with a decrease in maintenance expense at Smythe Stores partially offset by an increase in management fees at Wistar Allay and legal and condominium fees at Smythe Stores, as discussed below.

                     Expense for rental operations decreased by $107,691 from $437,447 for the first nine months of 1995 to
$329,756 for the same period in 1996. Expenses for rental operations decreased due to the foreclosure of Centre Park in July 1995 combined with a decrease in maintenance expense at Smythe Stores partially offset by increases in maintenance expense at both Third Quarter and Wistar Alley, an increase in commissions expense at Wistar Alley and an increase in legal and condominium fees at Smythe Stores, as discussed below.

                       Depreciation   and   amortization   expense
decreased $12,038 from $90,933 in the third quarter of 1995 to $78,895 in the same period in 1996 and decreased $78,741 from $316,088 for the first nine months of 1995 to $237,347 in the same period in 1996. The decreases are the result of the foreclosure of Centre Park in July 1995.

                     Interest  expense increased by  $70,838  from
$147,123 in the third quarter of 1995 to $217,961 in the same period in 1996. The increase is due to an increase in the principal balance, due to the capitalization of past due interest by the mortgage holder, upon which interest is accrued at Smythe Stores, partially offset by the foreclosure of Centre Park in July 1995.

                     Interest expense increased by $579,657 from $499,325 for the first nine months of 1995 to $1,078,982 in the same period in 1996. The increase is the result of the accrual of default interest in the second quarter of 1996 that should have been accrued in prior years at Smythe Stores combined with an increase in the principal balance upon which interest is accrued at Smythe Store, partially offset by the foreclosure of Centre Park in July 1995.

                     Losses incurred during the third quarter at the Registrant's properties amounted to $225,000, compared to income of approximately $849,000 for the same period in 1995. For the first nine months of 1996 the Registrant's properties recognized a loss of $1,254,000 compared to income of approximately $302,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $168,000 at the Smythe Stores Condominium complex including $40,000 of depreciation expense, compared to a loss of $81,000 in the third quarter of 1995, including $41,000 of depreciation expense. The increase in the loss in the second quarter from the same period in 1996 is mainly the result of an increase in interest expense and legal and condominium fees partially offset by an increase in rental income and a decrease in maintenance expense. Interest expense increased due to an increase in the principal balance upon which interest is accrued and legal fees increased due to the modification of 9 of the 20 mortgage loans. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements of the building. Rental income increased due to an increase in the average monthly rental rates while maintenance expense decreased pursuant to a change in the management contract which was required by the new mortgage holder.

                     For the first nine months of 1996, Registrant
incurred a loss of $994,000 at the Smythe Stores Condominium complex including $121,000 of depreciation expense, compared to a loss of $265,000 for the same period in 1995, including $123,000 of depreciation expense. The increase in the loss for the first nine months of 1995 from the same period in 1996 is mainly the result of an increase in interest expense and legal and condominium fees. Interest expense increased due to the accrual in the second quarter of 1996 of default interest that should have been accrued in prior years. Legal fees increased due to the modification of 9 of the 20 mortgage loans. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements of the building.

                     In the third quarter of 1996, Registrant incurred a loss of $33,000 at Third Quarter Apartments, including $17,000 of depreciation expense, compared to a loss of $49,000 including $18,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is the result of an increase in rental income due to an increase in average occupancy (84% to 99%).

                     For the first nine months of 1996, Registrant incurred a loss of $140,000 at Third Quarter Apartments, including $52,000 of depreciation expense, compared to a loss of $137,000 for the same period in 1995, including $53,000 of depreciation expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in maintenance and interest expense partially offset by an increase in rental income. Maintenance expense increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and interest expense increased due to an increase in the principal balance upon which interest is accrued. Rental income increased due to an increase in average occupancy (86% to 93%).

                     In the third quarter of 1996, Registrant incurred a loss of $24,000 at Wistar Alley, including $21,000 of depreciation expense, compared to a loss of $28,000 including $22,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is due to an increase in average occupancy (87% to 93%) partially offset by the loss of one commercial tenant combined with an increase in the management fee due to the overall increase in rental income.

                     For the first nine months of 1996, Registrant incurred a loss of $120,000 at Wistar Alley, including $64,000 of depreciation expense, compared to a loss of $91,000 for the same period in 1995, including $64,000 of depreciation expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is due to a decrease in rental income combined with an increase in maintenance and commissions expense.
Maintenance expense increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and commissions expense increased due to a higher turnover of units. Rental income decreased due to the loss of one commercial tenant.

                     In the third quarter of 1996, Registrant incurred a loss of $0 at Centre Park Place, compared to income of $1,007,000 including $11,000 of depreciation expense in the third quarter of 1995 and for the first nine months of 1996, Registrant incurred a loss of $0 compared to income of $795,000 for the same period in 1995, including $76,000 of depreciation expense. The decrease in the loss from the third quarter and the first nine months of 1995 to the same periods in 1996 is due to the fact that the property was foreclosed by the lender in July 1995.

                  DIVERSIFIED HISTORIC INVESTORS
               (a Pennsylvania limited partnership)

                    CONSOLIDATED BALANCE SHEETS

                              Assets
                                                  September 30, 1996        December 31, 1995
                                                  ------------------        -----------------                       (Unaudited)

Rental properties, at cost:
Land                                                     $   331,362               $  331,362
Buildings and improvements                                 7,924,100                7,896,078
Furniture and fixtures                                       149,151                  149,151
                                                          ----------               ----------
                                                           8,404,613                8,376,591
Less - Accumulated depreciation                           (3,850,359)              (3,614,119)
                                                          ----------               ----------
                                                           4,554,254                4,762,472

Cash and cash equivalents                                      3,569                    4,571
Restricted cash                                               75,803                   40,882
Accounts receivable                                           86,799                   93,259
Other  assets  (net  of  amortization   of
$55,527 and $54,420 at September 30,  1996
and December 31, 1995, respectively)
                                                              43,773                   44,880
                                                          ----------               ----------
       Total                                             $ 4,764,198              $ 4,946,064
                                                          ==========               ==========
                 Liabilities and Partners' Equity

Liabilities:
Debt obligations                                        $ 7,143,783             $ 5,607,067
Accounts payable:
       Trade                                                476,235                 491,919
       Related parties                                      333,112                  94,540
       Taxes                                                138,519                 313,032
Interest payable                                          1,775,255               2,140,747
Accrued liabilities                                           1,400                  19,687
Tenant security deposits                                     53,423                  38,938
                                                         ----------              ----------
       Total liabilities                                  9,921,727               8,705,930

Partners' equity                                        (5,157,529)             (3,759,866)
                                                         ----------              ----------
       Total                                            $ 4,764,198             $ 4,946,064
                                                         ==========              ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
               (a Pennsylvania limited partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three Months and Nine Months Ended September 30, 1996 and
                               1995
                            (Unaudited)
                                        Three months                         Nine months
                                     ended September 30,                 ended September 30,
                                       1996            1995                1996            1995
                                     --------        --------            --------        --------
Revenues:
   Rental income                    $ 138,777         $ 144,980       $   369,573       $   513,643
   Interest income                        177                91               349               394
                                      -------           -------           -------           -------
   Total revenues                     138,954           145,071           369,922           514,037
                                      -------           -------           -------           -------
Costs and expenses:
   Rental operations                   86,365           121,204           329,756           437,447
   General and
      administrative                   40,500            40,500           121,500           121,500
   Interest                           217,961           147,123         1,078,982           499,325
   Depreciation and
      amortization                     78,895            90,933           237,347           316,088
                                      -------           -------         ---------         ---------
   Total costs and
      expenses                        423,721           399,760         1,767,585         1,374,360
                                      -------           -------         ---------         ---------
Loss before extraordinary           (284,767)         (254,689)       (1,397,663)         (860,323)
item

Extraordinary gain on                       0           899,381                 0           899,381
extinguishment of debt
                                    --------           --------        ---------         ----------
Net (loss) income                 ($ 284,767)         $ 644,692      ($1,397,663)       $    39,058
                                    ========           ========        =========         ==========
Net (loss) income per
limited partnership unit          ($   24.28)        $    54.97     ($    119.18)     $        3.33

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS
               (a Pennsylvania limited partnership)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                   Nine months ended
                                                                     September 30,
                                                                    1996              1995
                                                                  --------          --------
Cash flows from operating activities:
 Net (loss) income                                              ($1,397,663)       $  39,058
 Adjustments to reconcile net loss to net cash used in
   operating activities:
 Extraordinary gain on extinguishment of debt                             0         (899,381)
 Depreciation and amortization                                      237,347          316,088
 Minority interests                                                       0          (11,504)
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                             (34,921)          45,199
 Decrease (increase) in accounts receivable                           6,460          (20,238)
 (Decrease) increase in accounts payable - trade                    (15,682)         150,474
 Increase (decrease) in accounts payable - related                  238,572           (4,298)
   parties
 (Decrease) increase in accounts payable - taxes                   (174,513)          16,542
 (Decrease) increase in interest payable                           (365,492)         352,059
 Decrease in accrued liabilities                                    (18,287)          (1,637)
 Increase (decrease) in tenant security deposits                     14,483          (15,964)
                                                                  ---------          -------

Net cash used in operating activities                            (1,509,696)         (25,006)
                                                                  ---------          -------
Cash flows from investing activities:
 Capital expenditures                                               (28,022)         (11,347)
                                                                  ---------         --------
Net cash used in investing activities                               (28,022)         (11,347)
                                                                  ---------         --------
Cash flows from financing activities:
 Proceeds from debt financing                                     1,536,716           32,435
                                                                  ---------          -------
Net cash provided by  financing activities                        1,536,716           32,435
                                                                  ---------          -------
Decrease in cash and cash equivalents                                (1,002)          (3,918)

Cash and cash equivalents at beginning of period                      4,571            7,789
                                                                  ---------          -------
Cash and cash equivalents at end of period                   $        3,569      $     3,871
                                                                  =========          =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                            $124,431         $120,929
Supplemental Schedule of Non-Cash Investing and Financing
Activities:
 Net assets transferred for liability reduction:*
       Net assets transferred                                             0       $3,549,860
       Liability reduction                                                0        4,615,984
*  As a result of foreclosures on properties owned by the Partnership.
The accompanying notes are an integral part of these financial statements.

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

                    PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               Due to insufficient cash flow at Smythe Stores, the Registrant ceased making debt service payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment; foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matters of Bruin Holdings, Inc. ("Bruin") v Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matters of EMC Mortgage Corporation v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant is in the process of negotiating a modification with the new holder of the mortgage. It is anticipated that the new terms will call for monthly payments of interest in an amount equal to net operating income, with a minimum monthly payment. A hearing occurred in early May where EMC's motion to have a receiver appointed was denied. The next hearing date has not yet been set. The Registrant is pursuing settlement negotiations; however if no settlement is reached it is expected that the eleven associated units will be foreclosed by the lender.

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

                   (b)   Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter ended
                        September 30, 1996.

                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 1, 1996       DIVERSIFIED HISTORIC INVESTORS

                                 By: Diversified Historic
                                 Advisors, General Partner

                                   By: Diversified Historic
                                   Properties, Inc., Partner


                                      By: /s/ Donna M. Zanghi
                                          DONNA M. ZANGHI,
                                          Secretary and Treasurer