Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 1997-04-07
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ---------------------
Commission file                          0-14934
                ------------------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Pennsylvania                                   23-2312037
-------------------------------                 ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

         SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: 11,609.6 Units

                 UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes    X    No
                                                      -------    ------
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1996, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

                Registrant  is presently in its operating  stage.   It
originally owned eight properties or interests therein. Partial or complete interests in six properties have been lost through foreclosure. See Item 2. Properties, for a description thereof. It currently owns two properties and a portion of its original interest in one property. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                The following is a summary of significant transactions involving the Registrant's interests:

                 Due  to  insufficient  cash  flow  at  Smythe  Stores
Condominium Complex, the Registrant ceased making interest payments in May 1988. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender.

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

                     As of December 31, 1996, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 44 apartment units and 5,500 square feet ("sf") of commercial space. As of December 31, 1996, 41 of the apartment units were under lease at monthly rental rates ranging from $825 to $1,073. In addition, 5,500 sf of the commercial space was under lease at annual rates ranging from $5.14 to $13.85 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1996 is given below.

                a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Olde City Historic District (the "District") of Philadelphia, Pennsylvania. In November, 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 1996 is $2,612,620. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure (see Item 1.a., above). In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. The remaining nine units are managed by BCMI. As of December 31, 1996, all 9 apartment units were under lease (100%) at monthly rental rates ranging from $825 to $1,073.

                     All leases are renewable, one-year leases. The occupancy for the previous four years was 85% for 1995, 82% for 1994, 74% for 1993 and 77% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $1,852,369 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,440 which is based on an assessed value of $138,432 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the Registrant's units. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Third Quarter Apartments - consists of 17 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street. In November, 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per
sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1996 of $1,213,303 and bears interest at 12%. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property has been making payments of at least the minimum amount of $6,833 per month in order to keep the loan current. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The property is managed by BCMI. As of December 31, 1996, 16 of the units were under lease (94%) at monthly rental rates ranging from $560 to $995 and 1,000 sf of commercial space was under lease (100%) at an annual rental rate of $9.90 per sf.

                     All residential leases are renewable, one-year leases. The occupancy for the previous four years was 87% for 1995, 95% for 1994, 86% for 1993 and 77% for 1992. The monthly rental range has been approximately the same since 1992. The occupancy for the commercial space has been 100% for the previous four years. The annual rental rate has been $8.40 per sf for the previous four years. The one commercial tenant, a financial institution, leases a total of 1,700 sf under a lease expiring in December 1997. The total annual rental under this lease is $10,380 which represents 8% of the total gross annual rental.

                     For tax purposes, this property has a federal tax basis of $1,789,505 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $17,454 which is based on an assessed value of $211,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    Wistar Alley - located in the District at  30-32
North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings which contain 18 residential units and 4,500 sf of commercial area. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans of $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1996 of $1,393,404 and bears interest at 2-1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14-1/2% and a minimum of 8-1/2%. The rate was 8-1/2% at December 31, 1996. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property has not generated sufficient cash flow to satisfy the minimum requirement; however, the loan has not been declared in default. The second and third notes have principal balances at December 31, 1996 of $380,114, and $96,689. The notes bear interest at 11%, and prime plus 1 1/2%, therefore 9.75% at December 31, 1996, respectively, and are due at the earlier of the sale of the Property or the year 2009. The property is managed by BCMI. As of December 31, 1996, 16 residential units were under lease (89%) at monthly rents ranging from $675 to $920 and 4,500 sf of commercial space were under lease (100%) at an annual rental rates ranging from $5.14 to $13.85 per sf.

                All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 83% for 1995, 86% for 1994, 88% for 1993 and 84% for 1992. The
monthly rental range has been approximately the same since 1992. The occupancy for the commercial space for the previous four years has been  38%  for 1995, 100% for 1994, 100% for 1993 and 100%  for  1992.
The average annual rental rate has been $13.85 per sf for 1995, $9.28 per sf to $13.45 per sf for 1994, $10.85 per sf for 1993 and $11.18
per sf for 1992.

                The following is a table showing commercial lease expirations at Wistar Alley for the next five years.

                                             Total annual      % of gross
          Number of        Total sf of      rental covered    annual rental
 Years  leases expiring  expiring leases  by expiring leases  from property

 1997         0                   0        $         0               0%
 1998         0                   0                  0               0%
 1999         1               1,700             23,544              14%
 2000         0                   0                  0               0%
 2001         1               2,800             14,400               8%

                For tax purposes, this property has federal tax basis of $2,192,915 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $23,139 which is based on an assessed value of $280,000 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 127 Units of record were sold or exchanged in 1996.

                b. As of December 31, 1996, there were 1,233 record holders of Units.

                c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1996        1995        1994        1993        1992

 Rental income      $  480,731  $  634,710  $  795,515  $  797,966 $   994,636
 Interest income           623         527       5,332      10,557      23,889
 Net loss             (127,434)   (178,506)   (966,711)   (279,965) (1,534,295)
 Net loss per Unit      (10.86)     (15.22)     (82.44)     (23.87)    (130.84)
 Total assets (net   3,453,392   4,946,064   7,528,198   7,995,509   12,711,570
 of depreciation
 and amortization)
 Debt obligations    5,834,574   5,607,067   7,910,843   7,874,669   11,125,799

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1996, Registrant had cash of approximately $4,017. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $68,063 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures. The mortgagee funded $2,136, $30,330 and $0, respectively during 1996 for capital expenditures.

                    Results of Operations

                     During 1996, Registrant incurred a net loss of $127,434 ($10.86 per limited partnership unit) compared to a net loss of $178,506 ($15.22 per limited partnership unit) in 1995 and a net loss of $966,711 ($82.44 per limited partnership unit) in 1994.

                     Rental income decreased from $795,515 in 1994 to $634,710 in 1995 to $480,731 in 1996. The decrease from 1994 to 1995 and 1995 to 1996 is mainly the result of the loss of Centre Park in 1995. The decrease from 1995 to 1996 is also due to a decrease in rental income at Smythe Stores due a decrease in average occupancy (89% to 84%) and the foreclosure of the eleven units in December 1996 partially offset by an increase at Third Quarter due to an increase in average occupancy (75% to 93%). Additionally, from 1994 to 1995, rental income decreased at Third Quarter and Wistar Alley due to decreases in the average occupancy (95% to 75%) and (86% to 83%), respectively, and the loss of one commercial tenant at Wistar Alley. Rental income also decreased at Smythe Stores due to a decrease in the occupancy of some higher priced units while overall occupancy increased slightly.

                    Other income increased from $0 in 1994 and 1995 to $166,277 in 1996. The increase is the result of the write-off of accounts payable in 1996 due to a recalculation and subsequent forgiveness of a portion of the administrative fees charged by BCMI to the Registrant.

                     As a result of a decrease in the amount of cash held by the Registrant, interest income declined from $5,332 in 1994 to $527 in 1995 and to $623 in 1996.

                    Rental operations expenses decreased from $584,003
in  1994  to  $535,597 in 1995 and to $395,732 in 1996.   The  overall
decrease from 1995 to 1996 and from 1994 to 1995 resulted mainly from the loss of Centre Park in July 1995. The loss from 1995 to 1996 also included an increase in legal fees due to the modification of 9 of the 20 mortgage loans at Smythe Stores and an increase in condominium fees at Smythe Stores due to a special assessment charged by the condominium association for capital improvements for the building. There was also an increase in commissions expense at Wistar Alley due to a higher turnover of units in 1996. The loss from 1994 to 1995 included a decrease in real estate taxes at Smythe Stores partially offset by certain operating expense increases at all properties, such as maintenance, condominium fees, insurance and commissions. Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage. The increase in condominium fees relates to a one time decrease in 1994 based on a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. Insurance increased at Smythe Stores due to a reallocation of the premium between the owner and the condominium association to better reflect the coverage provided. Real estate taxes decreased at Smythe Stores due to a decrease in the assessed value.

                    General and administrative expenses decreased from $162,000 in 1994 and 1995 to $80,048 in 1996. The decrease from 1995 to 1996 is the result of a reduction in the administrative fee charged due to the foreclosure of several properties owned by the Registrant in the last several years.

                     Interest expense increased from $572,350 in 1994 to $618,991 in 1995 and to $1,283,218 in 1996. The increase from 1995 to 1996 is due to an increase in the principal balance, due to the capitalization of past due interest by the mortgage holder, upon which interest is accrued at Smythe Stores, partially offset by the foreclosure of Centre Park in July 1995. The increase from 1994 to 1995 resulted mainly from a contractual increase in the interest rate at Centre Park and an increase in the principal balance upon which interest is accrued at Third Quarter.

                      Depreciation and amortization decreased from $449,205 in 1994 to $396,536 in 1995 and to $308,684 in 1996. The
decrease from 1994 to 1995 and 1995 to 1996 results mainly from the loss of Centre Park in 1995.

                     In 1996, a loss of $168,000 was incurred at the Registrant's three properties compared to income of $141,000 in 1995 and a loss of $869,000 in 1994. A discussion of property operations/activities follows:

                     In 1996, Registrant recognized income of $163,000
at the twenty units owned at the Smythe Stores Condominium complex including $154,000 of depreciation expense compared to a loss of $334,000 including $165,000 of depreciation expense in 1995 and a loss of $306,000 including $164,000 of depreciation expense in 1994. Included in operations in 1996 is an extraordinary gain of $1,292,617 representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the assets. The 1996 loss without the effect of the foreclosure would have been $1,130,000. The increase in the loss from 1995 to 1996 results mainly from an increase in interest expense, legal and condominium fees and a decrease in rental income partially offset by a decrease in depreciation expense. Interest expense increased due to an increase in the principal balance upon which interest is accrued and legal fees increased due to the modification of 9 of the 20 mortgage loans. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements of the building. Rental income decreased due to a decrease in the average occupancy (89% to 84%) while depreciation expense decreased due to the foreclosure of the eleven units in December 1996.. The increased loss from 1994 to 1995 is due to a decrease in rental income, increases in certain operating expenses (such as insurance, maintenance and condominium fees) partially offset by a decrease in real estate taxes. Rental income decreased due to a decrease in the occupancy of some higher priced units, although overall occupancy increased slightly. Maintenance increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel. Condominium fees increased due to a one time decrease in 1994 due to a recalculation of condominium fees by the condominium association for all previous years at Smythe Stores. Insurance increased at Smythe Stores due to a reallocation of the premium between the owner and the condominium association to better reflect the coverage provided. Real estate taxes decreased at Smythe Stores due to a decrease in the assessed value.

                     On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,474 during both 1995 and 1996. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1996 is $57,191.

                     In 1996, Registrant sustained a loss of $190,000 at the Third Quarter Apartments including $70,000 of depreciation and amortization expense compared to a loss of $189,000 including $71,000 of depreciation and amortization expense in 1995 and a loss of $141,000 including $70,000 of depreciation and amortization expense in 1994. Although there was no material overall change in the loss from 1995 to 1996, there was an increase in rental income partially offset by an increase in interest expense. Rental income increased due to an increase in the average occupancy (75% to 93%) while interest expense increased due to interest incurred on past due real estate taxes. The increased loss from 1994 to 1995 is due to a decrease of rental income and increases in certain operating expenses (such as maintenance, commissions and interest). Rental income decreased due to a decrease in the average occupancy from 1994 to 1995 (95% to 75%). Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage. Interest increased due to an increase in the principal balance upon which interest is accrued.

                     In 1996, Registrant sustained a loss of $141,000 at Wistar Alley including $85,000 of depreciation and amortization expense compared to a loss of $131,000 including $85,000 of depreciation and amortization expense in 1995 and a loss of $97,000 including $85,000 of depreciation and amortization expense in 1994. The increased loss from 1995 to 1996 is due mainly to an increase in commissions expense due to a higher turnover of units. The increased loss from 1994 to 1995 is due to the combination of a decrease in rental income and increases in certain operating expenses (such as maintenance and commissions). Rental income decreased due to a decrease in the average occupancy from 1994 to 1995 (86% to 83%) and the loss of one commercial tenant. Maintenance and commissions increased pursuant to a change in the management contract which increased the hourly rates charged for maintenance personnel and allowed the accrual of commissions for properties where the mortgage is a cash flow mortgage.

                     In 1996, Registrant recognized income of $0 at Centre Park Place compared to income of $795,000 including $76,000 of depreciation expense in 1995 and a loss of $325,000 including $130,000 of depreciation expense in 1994. The 1995 loss without the effect of the foreclosure would have been $271,000. The decrease in the loss from 1994 to 1995 results mainly from the loss of the property in July 1995 partially offset by increased legal fees associated with the foreclosure of the property. Included in operations from 1995 is an extraordinary gain of $899,381 representing the representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the Centre Park Property.

                     On May 3, 1993 a contractor who had performed services at Centre Park Place obtained and executed a judgment (due to non-payment) in the amount of $26,028 against CPA and garnished certain partnership bank accounts. The contractor collected $7,226 on his judgment. The balance of the judgment at the date of foreclosure of the property was $18,802.

                     On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable, from CPA to the Registrant, that had been assigned to it, in the amount of $246,491 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $299,651 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued in 1995 was $20,950. Payments on the judgment were to be made out of available cash flow from CPA. The balance of the judgment at the date of foreclosure was $155,239. Due to the foreclosure of the property, no additional payments will be made to D, LTD on account of the note from CPA.

                    Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 29 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 4, 1997

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1996 and 1995       15

     Consolidated  Statements of Operations for the Years Ended
       December 31, 1996, 1995, and 1994                             16

     Consolidated  Statements  of Changes in Partners' Equity for
       the  Years  Ended December 31, 1996, 1995, and 1994           17

     Consolidated  Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995, and 1994                             18

     Notes to consolidated financial statements                     19-27

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation          29

     Notes to Schedule XI                                            30

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                                 1996                  1995
Rental properties at cost:
   Land                                    $    310,833          $    331,362
   Buildings and improvements                 5,721,048             7,896,078
   Furniture and fixtures                       113,742               149,151
                                             ----------            ----------
                                              6,145,623             8,376,591
   Less - accumulated depreciation           (2,822,893)           (3,614,119)
                                             ----------            ----------
                                              3,322,730             4,762,472

Cash and cash equivalents                         4,017                 4,571
Restricted cash                                  68,063                40,882
Accounts receivable                              58,582                93,259
Other assets (net of accumulated
   amortization of $30,510 and $54,420)               0                44,880
                                              ---------             ---------
               Total                        $ 3,453,392           $ 4,946,064
                                              =========             =========

                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                         $ 5,834,574           $ 5,607,067
   Accounts payable:
        Trade                                   264,967               491,919
        Related parties                         323,640                94,540
        Taxes                                         0               313,032
   Interest payable                             874,307             2,140,747
   Tenant security deposits                      40,229                38,938
   Other liabilities                              2,975                19,687
                                             ----------            ----------
               Total liabilities              7,340,692             8,705,930
                                             ----------            ----------
Partners' equity                             (3,887,300)           (3,759,866)
                                             ----------            ----------
               Total                        $ 3,453,392           $ 4,946,064
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994

                                         1996            1995          1994
Revenues:
   Rental income                     $   480,731    $   634,710    $  795,515
   Other income                          166,277              0             0
   Interest income                           623            527         5,332
                                       ---------      ---------      --------
     Total revenues                      647,631        635,237       800,847
                                       ---------      ---------      --------
Costs and expenses:
   Rental operations                     395,732        535,597       584,003
   General and administrative             80,048        162,000       162,000
   Interest                            1,283,218        618,991       572,350
   Depreciation and amortization         308,684        396,536       449,205
                                       ---------      ---------     ---------
     Total costs and expenses          2,067,682      1,713,124     1,767,558
                                       ---------      ---------     ---------
Loss before extraordinary item        (1,420,051)    (1,077,887)     (966,711)

Extraordinary gain on extinguishment
     of debt                           1,292,617        899,381             0
                                       ---------     ----------      --------
Net loss                            ($   127,434)   ($  178,506)   ($ 966,711)

Net loss per limited partnership unit:
   Loss before extraordinary item        (121.09)        (91.91)       (82.44)
   Extraordinary item                     110.23          76.69             0
                                          ------          -----         -----
                                    ($     10.86)     ($  15.22)    ($  82.44)


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                        Diversified
                                          Historic      Limited
                                        Advisors (1)  Partners (2)    Total

Percentage participation in profit or loss   1%           99%          100%

Balance at December 31, 1993              (118,012)   (2,496,637)   (2,614,649)
Net loss                                    (9,667)     (957,044)     (966,711)
                                           -------     ---------     ---------
Balance at December 31, 1994              (127,679)   (3,453,681)   (3,581,360)
Net loss                                    (1,785)     (176,721)     (178,506)
                                           -------     ---------     ---------
Balance at December 31, 1995              (129,464)   (3,630,402)   (3,759,866)
Net loss                                    (1,274)     (126,160)     (127,434)
                                           -------     ---------     ---------
Balance at December 31, 1996             ($130,738)  ($3,756,562)  ($3,887,300)
                                           =======     =========     =========


 (1)   General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                                  1996        1995      1994

Cash flows from operating activities:
   Net loss                                  ($  127,436) ($ 178,506) ($966,711)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
Extraordinary gain on extinguishment
     of debt, net                             (1,292,617)   (899,381)         0
Depreciation and amortization                    308,684     396,536    449,205
Minority interest                                      0     (11,504)         0
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   (Increase) decrease in restricted cash        (27,241)     38,711    (21,333)
   Decrease in marketable securities                   0           0     66,133
   Decrease (increase) in accounts receivable     34,677     (22,680)   (38,767)
   Decrease in other assets                            0           0     11,354
   (Decrease) increase in accounts payable-
     trade                                      (226,953)    221,557    213,615
   Increase (decrease) in accounts               229,100      (1,026)  (151,375)
     payable - related parties
   (Decrease) increase in accounts payable-
     taxes                                      (174,514)     16,542     51,345
   (Decrease) increase in interest payable      (246,991)    430,573    341,171
   Increase (decrease) in tenant security
     deposits                                       1,291    (31,223)     9,555
   (Decrease) increase in other liabilities       (16,712)    16,095     (1,087)
                                                ---------     ------     ------
      Net cash used in operating activities:   (1,538,710)   (24,306)   (36,895)
                                                ---------     ------     ------
Cash flows from investing activities:
   Capital expenditures                           (41,353)   (41,507)   (13,625)
                                                ---------     ------     ------
      Net cash used in investing activities:      (41,353)   (41,507)   (13,625)
                                                ---------     ------     ------
Cash flows from financing activities:
   Borrowings under debt obligations            1,579,509     63,159     36,174
   Payments of principal under debt obligations         0       (564)         0
                                                ---------     ------     ------
      Net cash provided by financing activities:1,579,509     62,595     36,174
                                                ---------     ------     ------
Decrease in cash and cash equivalents                (554)    (3,218)   (14,346)
Cash and cash equivalents at beginning of year      4,571      7,789     22,135
                                                ---------     ------     ------
Cash and cash equivalents at end of year       $    4,017   $  4,571   $  7,789
                                                =========     ======     ======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest       $ 179,626 $  157,394 $  299,696
Supplemental Schedule of Non-Cash Investing and
Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred                   $2,341,111 $3,549,860          0
      Liability reduction                       3,627,488 $4,615,984          0
*  As a result of foreclosures on properties owned by the Partnership.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors (the "Partnership") was formed in March 1984, with Diversified Historic Advisors (a general partnership whose partners are Mr. Gerald Katzoff and Diversified Historic Properties, Inc. ) as the General Partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

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

5.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 1996, 1995, and 1994).

6.     Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

7.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

8.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

9.     Rental Properties

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

10.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

11.    Other Income

Other income is comprised of a write-off of accounts payable in 1996 due to a recalculation and subsequent forgiveness of a portion of the administrative fees charged by BCMI to the Partnership.

NOTE C - GOING CONCERN

In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

In November 1984, the Partnership purchased 20 residential apartments located in Philadelphia, Pennsylvania for a cash capital contribution of $4,056,475. The lender on eleven of the apartments foreclosed in December 1996.

Also in November 1984, the Partnership purchased a building located in Philadelphia, Pennsylvania, consisting of 17 units and 1,000 square feet of commercial space, for a cash capital contribution of $1,725,000.

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


NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                                    December 31,
                                                                     1996                1995
Mortgage  loans,  interest  accrues  at  12%;  interest  only      $2,612,620          $  2,440,044
payable  monthly  to  the  extent of  net  operating  income, principal  due  2015; collateralized by  the  related  rental properties (A)

Mortgage loan, interest accrues at 12%, interest only payable       1,213,303           1,192,411
monthly  to the extent of net operating income with a minimum of  $6,833; principal due October 31, 1998; collateralized by the related rental property (B)

Mortgage  loan,  interest at 15%, payable  in  equal  monthly         138,444             138,444
installments  of $1,770 (including interest);  due  in  1992;
collateralized by the related rental property (C)

Mortgage loan, interest accrues at 2 1/2% over the Federal Home     1,393,404           1,359,365
Bank  Board Cost of Funds Index with a maximum of 14 1/2% and a minimum  of  8 1/2%; therefore 8 1/2% at December 31, 1996 and
1995,  interest  only payable monthly to the  extent  of  net operating  income  with  a minimum of $9,000;  principal  due
October  31,  1998;  collateralized  by  the  related  rental property (D)

Notes  payable, interest at 11% and is payable monthly  based         380,114             380,114
on  the lesser of 75% of cash flow from the operation of  the properties  or  certain  stated amounts;  principal  and  all accrued interest is due at the earlier of sale of the related properties  or  2009; collateralized by  the  related  rental property (E)

Notes  payable, interest at prime plus 1-1/2% (9.75% and  10%
at  December 31, 1996 and 1995, respectively); principal  and
interest   due   upon   sale   of   the   related   property;
collateralized by the related rental property (F)
                                                                       96,689              96,689
                                                                   $5,834,574          $5,607,067

(A) Due to insufficient cash flow at Smythe Stores Condominium Complex, the Partnership ceased making interest payments in May 1988. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Partnership entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender.

(B) On June 1, 1993, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

(C) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $114,216 at December 31, 1996 which includes $20,767 for each of 1996, 1995 and 1994.

(D) On June 1, 1993, the terms of this loan were modified to those described above. In accordance with Statement of Financial Accounting Standards No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings" the effects of the modification have been and will continue to be accounted for prospectively from the date of the restructuring with no gain recognized at that time.

(E) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $229,969 at December 31, 1996 which includes $41,813 for each of 1996, 1995 and 1994.

(F) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $48,840 at December 31, 1996 which includes $10,966, $10,070, and $8,419 for 1996, 1995 and 1994, respectively.

Approximate maturities of the mortgage loan obligations at December 31, 1996, for each of the succeeding five years are as follows:


                          1997                   $    138,444
                          1998                      2,606,707
                          1999                              0
                          2000                              0
                          2001                              0
                          Thereafter                3,089,423
                                                    ---------
                                                   $5,834,574
                                                    =========
NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,474 during both 1995 and 1996. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1996 is $57,191.

On June 30, 1992 Diversified Historic Properties, Inc. co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable, from CPA to the Registrant, that had been assigned to it, in the amount of $246,491 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $299,651 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. Interest accrued in 1995 was $20,950. Payments on the judgment were to be made out of available cash flow from CPA. The balance of the judgment at the date lance of the judgment at the date

NOTE I - EXTRAORDINARY GAINS/LOSSES

Due to insufficient cash flow at Smythe Stores, the Partnership ceased making debt service payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment; foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matters of Bruin Holdings, Inc. ("Bruin") v, Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matters of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The new payment terms require monthly payments of interest in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. The Partnership recognized an extraordinary gain of $1,292,617 during 1996 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

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

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                           For the Years Ended December 31,

                                          1996          1995            1994
Net loss - book                      ($  127,434)   ($  178,506)   ($  966,711)
Excess of book over tax depreciation      88,563        (21,200)       (26,436)
Interest                                       0        195,204        272,654
Extraordinary gain on foreclosure       (920,733)      (165,716)             0
Minority interest - tax only                   0         (4,636)         1,339
                                       ---------      ---------     ----------
Net loss - tax                       ($  959,604)   ($  174,854)  ($   719,154)
                                       =========      =========     ==========

Partners' equity - book              ($3,887,300)   ($3,759,866)   ($3,581,358)
Costs of issuance                      1,393,762      1,393,762      1,393,762
Cumulative tax over (under) book loss   (737,572)        94,598       (258,764)
                                       ---------      ---------      ---------
Partners' equity - tax               ($3,231,110)   ($2,271,506)   ($2,446,360)
                                       =========      =========      =========

                       SUPPLEMENTAL INFORMATION

                                     DIVERSIFIED HISTORIC INVESTORS
                                         (a limited partnership)

                         SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1996

                                                                        Cost
                                                                    Capitalized
                           Initial Cost to Partnership (b)         Subsequent to
                                                                    Acquisition

                                       Buildings
                                          and                   Date of  Date
Description (a)    Encumbrances  Land Improvements Improvements Constr. Acquired
                      (g)                                       (a)(d)

20 condominium
apartment units in                                  ($106,626)
Philadelphia, PA   $2,612,620   $16,833 $1,944,427     14,569    1984   12/28/94

17 apartment units
and 1,000 square
feet of commercial
space in
Philadelphia, P A   1,351,747   120,000  1,744,097     45,408    1984   11/14/84

18 apartment units
and 4,500 square
feet of commercial
space in                                              (45,079) (h)
Philadelphia, PA    1,870,207   174,000  2,188,961     17,843 1984-1985 12/14/84
                    ---------   -------  ---------    -------
TOTAL              $5,834,574  $310,833 $8,254,006   ($73,885)
                    =========   =======  =========     ======


                     Gross Amount at which Carried at
                     December 31, 1996
                                    Buildings
                                       and                          Accumulated
Description            Land        Improvements    Total (c) (e)    Depreciation
                                                                          (e)(f)
20 condominium
apartment units in
Philadelphia, PA     $16,833        $1,852,370       $1,869,203    $  907,014

17 apartment units
and 1,000 square
feet of commercial
space in
Philadelphia, PA     120,000         1,789,505        1,909,505       864,251

18 apartment units
and 4,500 square
feet of commercial
space in
Philadelphia, PA     174,000         2,192,915        2,366,915     1,051,628
                     -------         ---------        ---------     ---------
TOTAL               $310,833        $5,834,790       $6,145,623    $2,822,893
                     =======         =========        =========     =========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1996, for Federal income tax purposes is approximately $5,834,789. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Development /rehabilitation was completed during 1986.

(E)    Reconciliation of real estate:

                                            1996         1995           1994
Balance at beginning of year            $ 8,376,591   $11,866,746   $11,853,121
Additions during the year:
   Improvements                              41,353        41,507        13,625
                                         ----------    ----------    ----------
                                          8,417,944    11,908,253    11,866,746
Deductions during the year:
   Retirements                           (2,272,321)   (3,531,662)            0
                                         ----------    ----------    ----------
Balance at end of year                  $ 6,145,623   $ 8,376,591   $11,866,746
                                         ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                             1996        1995           1994
Balance at beginning of year            $ 3,614,119   $ 4,565,332   $ 4,120,738
Depreciation expense for the year           308,684       390,791       444,594
Retirements                              (1,099,910)   (1,342,004)            0
                                         ----------    ----------    ----------
Balance at end of year                  $ 2,822,893   $ 3,614,119   $ 4,565,332
                                         ==========    ==========    ==========

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

Gerald Katzoff         49    Partner in DHA   No fixed term     Since March 1984

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

                Gerald Katzoff (age 49) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, LTD., (formerly The Dover Group, Ltd., the corporate parent of Diversified).

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

                Michael J. Tuszka (age 50) was appointed Chairman and Director of both D, LTD and Diversified on January 27, 1993. Mr. Tuszka resigned as Chairman and Director of both D, LTD and Diversified. on June 30, 1996.

                Donna M. Zanghi (age 40) is Secretary/Treasurer of Diversified. She is also a Director and Secretary/Treasurer of D, LTD. She has been associated with Diversified and its affiliates since 1984, except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14,1993.

                Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary of both D, LTD and Diversified.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant has paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

                d. Compensation of Directors - Registrant has no directors.

                e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1994 through 1996.

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


                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a.  Consolidated Balance Sheets at December 31,
                        1996 and 1995.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

                    e.  Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.   Schedule  XI-  Real Estate and Accumulated
                         Depreciation.

                    b.   Notes to Schedule XI.

                3.  Exhibits:

                    (a) Exhibit       Document
                        Number
                             3        Registrant's   Amended   and    Restated
                                      Certificate  of Limited Partnership  and
                                      Agreement    of   Limited   Partnership,
                                      previously  filed as part  of  Amendment
                                      No.   2   of  Registrant's  Registration
                                      Statement    on    Form    S-11,     are
                                      incorporated herein by reference.

                            21        Subsidiaries   of  the  Registrant   are
                                      listed in Item 2. Properties of this Form 10-K.

                     (b) Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                     (c) Exhibits:

                         See Item 14(A)(3) above.

                          SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DIVERSIFIED HISTORIC INVESTORS

Date:  April 4, 1997     By: Diversified Historic Advisors, General Partner

                             By: Diversified Historic Properties, Inc., Partner

                                 By: /s/ Donna M. Zanghi
                                     DONNA M. ZANGHI,
                                     Secretary and Treasurer

                                 By: /s/ Michele F. Rudoi
                                     MICHELE F. RUDOI,
                                     Assistant Secretary

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

      Signature                          Capacity                   Date

DIVERSIFIED HISTORIC ADVISORS           General Partner

By: Diversified Historic Properties, Inc.,
    Partner

    By:  /s/ Donna M. Zanghi                                    April 4, 1997
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                   April 4, 1997
         MICHELE F. RUDOI,
         Assistant Secretary