Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 1997-08-25
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                    0-14934
                       -----------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2312037
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

          Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

                               N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                    PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                      At June 30, 1997, Registrant had cash of approximately $2,910. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $52,683 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place for its remaining properties. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses. See Accountant's Report with respect to financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley and nine units at Smythe Stores has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee funded $2,098 and $369 during the second quarter and the first six months of 1997 at Smythe Stores and Wistar Alley, respectively.

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $193,751 ($16.53 per limited partnership unit) compared to a net loss of $829,107 ($70.70 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant incurred a net loss of $432,089 ($36.85 per limited partnership unit) compared to a net loss of $1,112,896 ($94.90 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $17,420 from $124,346 in the second quarter of 1996 to $106,926 in the same period in 1997. The decrease resulted from the foreclosure of eleven of the units at one of the Registrant's properties ("Smythe Stores") in December 1996 combined with a decrease in rental income at Wistar Alley due to a decrease in the average occupancy (93% to 85%) partially offset by an increase in rental income at Third Quarter due to an increase in the average rental rates.

                     Rental income decreased $22,259 from $230,796 for the first six months of 1996 to $208,537 for the same period in 1997. The decrease resulted from the foreclosure of eleven of the units at one of the Registrant's properties ("Smythe Stores") in December 1996 partially offset by an increase in rental income at Wistar Alley due to an increase in the average occupancy (83% to 86%) and Third Quarter due to an increase in the average occupancy (90% to 95%).

                    Expense for rental operations decreased by $23,019 from $91,415 in the second quarter of 1996 to $68,396 in the same period in 1997. The decrease resulted from the foreclosure of the eleven units at Smythe Stores in December 1996 combined with a decrease in commissions expense at Third Quarter due to a lower turnover of apartment units and a decrease in management fees expense at Wistar Alley due to the decrease in rental income.

                    Expense for rental operations decreased by $66,762 from $243,391 for the first six months of 1996 to $176,629 for the same period in 1997. The decrease resulted from the foreclosure of the eleven units at Smythe Stores in December 1996 combined with a decrease in real estate taxes at Third Quarter due to a decrease in the assessed value of the property.

                     Depreciation and amortization expense decreased $21,936 from $79,147 in the second quarter of 1996 to $57,211 in the same period in 1997 and decreased $44,031 from $158,452 for the first six months of 1996 to $114,421 in the same period in 1997. The decreases are the result of the foreclosure of the eleven units at Smythe Stores in December 1996.

                      Interest expense decreased by $584,781 from $742,478 in the second quarter of 1996 to $157,697 in the same period in 1997 and decreased by $546,133 from $861,021 for the first six months of 1996 to $314,888 in the same period in 1997. The decrease for both the second quarter and the first six months to the same periods in 1997 is the result of the one-time accrual of default interest in the second quarter of 1996 of interest that should have been accrued in prior years at Smythe Stores, (which was not repeated in 1997).

                     Losses incurred during the second quarter at the Registrant's properties amounted to $167,000, compared to a loss of approximately $787,000 for the same period in 1996. For the first six months of 1997 the Registrant's properties incurred a loss of $377,000 compared to approximately $1,028,000 for the same period in 1995.

                    In the second quarter of 1997, Registrant incurred a loss of $96,000 at the Smythe Stores Condominium complex including $18,000 of depreciation and amortization expense, compared to a loss of $714,000 in the second quarter of 1996, including $40,000 of depreciation expense and for the first six months of 1997, Registrant incurred a loss of $201,000 including $36,000 of depreciation and amortization expense, compared to a loss of $825,000 for the same period in 1996, including $81,000 of depreciation expense. The decrease in the loss for both the second quarter and the first six months of 1996 to the same periods in 1997 is mainly the result of the loss of the eleven units in December 1996 combined with an increase in interest expense due to the accrual in the second quarter of 1996 of default interest that should have been accrued in prior years due to the modification of 9 of the 20 mortgage loans.

                    In the second quarter of 1997, Registrant incurred a loss of $36,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $39,000 including $18,000 of depreciation expense in the second quarter of 1996. The decrease in the loss from the second quarter of 1996 to the same period in 1997 is the result of an increase in rental income due to an increase in the average rental rates and a decrease in commissions expense due to a lower turnover of apartment units.

                     For the first six months of 1997, Registrant incurred a loss of $91,000 at Third Quarter Apartments, including $35,000 of depreciation and amortization expense, compared to a loss of $107,000 for the same period in 1996, including $35,000 of depreciation expense. The decrease in the loss from the first six months of 1996 to the same period in 1997 is the result of an increase in rental income due to an increase in average occupancy (90% to 95%) and a decrease in real estate taxes due to a decrease in the assessed value of the property.

                    In the second quarter of 1997, Registrant incurred a loss of $35,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $34,000 including $21,000 of depreciation expense in the second quarter of 1996. The increase in the loss from the second quarter to the same period in 1997 is due to a decrease in rental income due to a decrease in the average occupancy (93% to 85%) partially offset by a decrease in management fees expense due to the decrease in the average occupancy.

                     For the first six months of 1997, Registrant incurred a loss of $85,000 at Wistar Alley, including $43,000 of depreciation expense, compared to a loss of $96,000 including $43,000 of depreciation expense for the same period in 1996. The decrease in the loss from the first six months of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average occupancy (83% to 86%).

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                     June 30, 1997         December 31, 1996
                                      (Unaudited)
Rental properties, at cost:
Land                                  $   310,833             $   310,833
Buildings and improvements              5,733,099               5,721,048
Furniture and fixtures                    113,742                 113,742
                                        ---------               ---------
                                        6,157,674               6,145,623
Less - Accumulated depreciation        (2,937,313)             (2,822,893)
                                        ---------               ---------
                                        3,220,361               3,322,730

Cash and cash equivalents                   2,910                   4,017
Restricted cash                            52,683                  68,063
Accounts receivable                        12,648                  58,582
Other assets (net of amortization of
$30,510 at June 30, 1997 and December
31, 1996, respectively)                         0                       0
                                        ---------               ---------
       Total                          $ 3,288,602             $ 3,453,392
                                        =========               =========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                      $ 5,864,449             $ 5,834,574
Accounts payable:
       Trade                              311,405                 264,967
       Related parties                    341,719                 323,640
Interest payable                        1,049,830                 874,307
Accrued liabilities                           780                   2,975
Tenant security deposits                   39,808                  40,229
                                        ---------               ---------
       Total liabilities                7,607,991               7,340,692
                                        ---------               ---------
Partners' equity                       (4,319,389)             (3,887,300)
                                        ---------               ---------
       Total                          $ 3,288,602             $ 3,453,392
                                        =========               =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                Three months                  Six months
                                ended June 30,              ended June 30,
                              1997         1996          1997            1996

Revenues:
   Rental income            $106,926     $124,346      $208,537     $  230,796
   Interest income                87           87           232            172
                             -------      -------       -------        -------
   Total revenues            107,013      124,433       208,769        230,968
                             -------      -------       -------        -------
Costs and expenses:
   Rental operations          68,396       91,415       176,629        243,391
   General and
      administrative          17,460       40,500        34,920         81,000
   Interest                  157,697      742,478       314,888        861,021
   Depreciation and
      amortization            57,211       79,147       114,421        158,452
                             -------      -------       -------        -------
   Total costs and
      expenses               300,764      953,540       640,858      1,343,864
                             -------      -------       -------      ---------
Net loss                   ($193,751)   ($829,107)    ($432,089)   ($1,112,896)
                             =======      =======       =======      =========
Net loss per limited
   partnership unit        ($  16.53)   ($  70.70)    ($  36.85)   ($    94.90)
                             =======      =======       =======      =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                     1997            1996

Cash flows from operating activities:
 Net loss                                        ($432,089)     ($1,112,896)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                     114,421          158,452
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash             15,380          (15,417)
 Decrease in accounts receivable                    45,934            1,028
 Increase (decrease) in accounts payable - trade    46,437          (57,671)
 Increase in accounts payable - related parties     18,079          201,127
 Increase in accounts payable - taxes                    0           25,393
 Increase (decrease) in interest payable           175,523         (514,482)
 Decrease in accrued liabilities                    (2,195)            (752)
 (Decrease) increase in tenant security deposits      (421)          12,705
                                                   -------        ---------
Net cash used in operating activities              (18,931)      (1,302,513)
                                                   -------        ---------
Cash flows from investing activities:
 Capital expenditures                              (12,051)         (28,022)
                                                   -------        ---------
Net cash used in investing activities              (12,051)         (28,022)
                                                   -------        ---------
Cash flows from financing activities:
 Proceeds from debt financing                       29,875        1,327,081
                                                   -------        ---------
Net cash provided by  financing activities          29,875        1,327,081
                                                   -------        ---------
Decrease in cash and cash equivalents               (1,107)          (3,454)

Cash and cash equivalents at beginning of period     4,017            4,571
                                                   -------        ---------
Cash and cash equivalents at end of period        $  2,910       $    1,117
                                                   =======        =========

The accomanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

                To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.

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

                (b) Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 1997       DIVERSIFIED HISTORIC INVESTORS

                            By: Diversified Historic Advisors, General Partner

                                By: EPK, Inc., Partner

                                    By: /s/ Donna M. Zanghi
                                        -----------------------
                                        DONNA M. ZANGHI,
                                        Secretary and Treasurer