Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 1997-11-14
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                     At September 30, 1997, Registrant had cash of approximately $4,127. Such funds are expected to be used to pay liabilities of Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $57,693 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. At the present time, the Registrant has feasible loan modifications in place for its remaining three properties. However, in all three cases, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for each of the Registrant's three properties (Third Quarter, Wistar Alley and the nine units at Smythe Stores) has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the third quarter of 1997.

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $181,338 ($15.46 per limited partnership unit) compared to a loss of $284,767 ($24.28 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant incurred a net loss of $613,427 ($52.31 per limited partnership unit) compared to a loss of $1,397,663 ($119.18 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $29,991 from $138,777 in the third quarter of 1996 to $108,786 in the same period in 1997. The decrease resulted from the foreclosure of eleven of the units at Smythe Stores in December 1996 combined with a decrease in rental income at Third Quarter due to a decrease in the average occupancy (99% to 85%) partially offset by an increase in rental income at Wistar Alley due to an increase in the average rental rates.

                     Rental income decreased $52,250 from $369,573 for the first nine months of 1996 to $317,323 for the same period in 1997. The decrease resulted from the foreclosure of eleven of the units at Smythe Stores in December 1996 partially offset by increases in rental income at Wistar Alley due to an increase in the average occupancy (86% to 88%) and Third Quarter due to an increase in the average rental rates.

                    Expense for rental operations decreased by $32,449 from $86,365 in the third quarter of 1996 to $53,916 in the same period in 1997. Expenses for rental operations decreased due to the foreclosure of the eleven units at Smythe Stores in December 1996 partially offset by an overall increase in rental operations expense at Wistar Alley due to an overall increase in average occupancy and an increase in commissions expense due to a higher turnover of units at Third Quarter.

                    Expense for rental operations decreased by $99,211 from $329,756 for the first nine months of 1996 to $230,545 for the same period in 1997. Expenses for rental operations decreased due to the foreclosure of the eleven units at Smythe Stores in December 1996 combined with a decrease in real estate taxes at Third Quarter due to a decrease in the assessed value of the property.

                     Depreciation and amortization expense decreased $21,685 from $78,895 in the third quarter of 1996 to $57,210 in the same period in 1997 and decreased $65,716 from $237,347 for the first nine months of 1996 to $171,631 in the same period in 1997. The decreases are the result of the foreclosure of the eleven units at Smythe Stores in December 1996.

                     Interest expense decreased $56,241 from $217,961 in the third quarter of 1996 to $161,720 in the same period in 1997 and decreased $602,374 from $1,078,982 for the first nine months of 1996 to $476,608 in the same period in 1997. The decrease for both the third quarter and the first nine months to the same periods in 1997 is the result of the one-time accrual of default interest in the second quarter of 1996 of interest that should have been accrued in prior years at Smythe Stores, (which was not repeated in 1997).

                     Losses incurred during the third quarter at the Registrant's properties amounted to $153,000, compared to a loss of approximately $225,000 for the same period in 1995. For the first nine months of 1997 the Registrant's properties recognized a loss of $530,000 compared to a loss of approximately $1,254,000 for the same period in 1995.

                     In the third quarter of 1997, Registrant incurred a loss of $84,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to a loss of $168,000 in the third quarter of 1996, including $40,000 of depreciation expense and for the first nine months of 1997, Registrant incurred a loss of $285,000 including $55,000 of depreciation expense, compared to a loss of $994,000 for the same period in 1996, including $121,000 of depreciation expense. The decrease in the loss for both the third quarter and the first nine months of 1996 to the same periods in 1997 is mainly the result of the loss of the eleven units in December 1996 combined with a decrease in interest expense due to the accrual in the second quarter of 1996 of default interest that should have been accrued in prior years due to the modification of 9 of the 20 mortgage loans.

                     In the third quarter of 1997, Registrant incurred a loss of $39,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $33,000 including $17,000 of depreciation expense in the third quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is the result of a decrease in rental income due to a decrease in average occupancy (99% to 85%) combined with an increase in commissions expense due to a higher turnover of units.

                     For the first nine months of 1997, Registrant incurred a loss of $130,000 at Third Quarter Apartments, including $53,000 of depreciation expense, compared to a loss of $140,000 for the same period in 1996, including $52,000 of depreciation expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is the result of an increase in rental income due to an increase in average rental rates combined with a decrease in real estate taxes due to a decrease in the assessed value of the property.

                     In the third quarter of 1997, Registrant incurred
a loss of $30,000 at Wistar Alley, including $21,000 of depreciation expense, compared to a loss of $24,000 including $21,000 of depreciation expense in the third quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is due to an overall increase in rental operations expense due to the increase in average occupancy partially offset by an increase in the average rental rates.

                     For the first nine months of 1997, Registrant incurred a loss of $115,000 at Wistar Alley, including $64,000 of depreciation expense, compared to a loss of $120,000 for the same period in 1996, including $64,000 of depreciation expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average occupancy (86% to 88%).

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                      September 30, 1997      December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                     $   310,833              $   310,833
Buildings and improvements                 5,739,078                5,721,048
Furniture and fixtures                       113,742                  113,742
                                          ----------               ----------
                                           6,163,653                6,145,623
Less - Accumulated depreciation           (2,994,523)              (2,822,893)
                                          ----------               ----------
                                           3,169,130                3,322,730

Cash and cash equivalents                      4,127                    4,017
Restricted cash                               57,693                   68,063
Accounts receivable                           12,740                   58,582
Other assets (net of amortization of
$30,510 at September 30, 1997 and
December 31, 1996)                                 0                        0
                                          ----------               ----------
       Total                             $ 3,243,690              $ 3,453,392
                                          ==========               ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $ 5,870,938              $ 5,834,574
Accounts payable:
       Trade                                 342,477                  264,967
       Related parties                       353,461                  323,640
Interest payable                           1,132,445                  874,307
Accrued liabilities                            3,351                    2,975
Tenant security deposits                      41,745                   40,229
                                          ----------               ----------
       Total liabilities                   7,744,417                7,340,692
                                          ----------               ----------
Partners' equity                          (4,500,727)              (3,887,300)
                                          ----------               ----------
       Total                             $ 3,243,690              $ 3,453,392
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                      Three months            Nine months
                                   ended September 30,     ended September 30,
                                    1997         1996        1997       1996
                                   ------       ------      ------     ------
Revenues:
   Rental income                 $ 108,786   $ 138,777   $ 317,323   $ 369,573
   Interest income                     182         177         414         349
                                   -------     -------     -------     -------
   Total revenues                  108,968     138,954     317,737     369,922
                                   -------     -------     -------     -------
Costs and expenses:
   Rental operations                53,916      86,365     230,545     329,756
   General and administrative       17,460      40,500      52,380     121,500
   Interest                        161,720     217,961     476,608   1,078,982
   Depreciation and
      amortization                  57,210      78,895     171,631     237,347
                                   -------     -------     -------   ---------
   Total costs and expenses        290,306     423,721     931,164   1,767,585
                                   -------     -------     -------   ---------
Net loss                        ($ 181,338) ($ 284,767) ($ 613,427)($1,397,663)
                                   =======     =======     =======   =========
Net loss per limited partnership
unit                            ($   15.46) ($   24.28) ($   52.31)($   119.18)
                                   =======     =======     =======   =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                        1997           1996

Cash flows from operating activities:
 Net loss                                           ($613,427)    ($1,397,663)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                        171,631         237,347
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                10,370         (34,921)
 Decrease in accounts receivable                       45,842           6,460
 Increase (decrease) in accounts payable - trade       77,509         (15,682)
 Increase in accounts payable - related parties        29,821         238,572
 Decrease in accounts payable - taxes                       0        (174,513)
 Increase (decrease) in interest payable              258,138        (365,492)
 Increase (decrease) in accrued liabilities               376         (18,287)
 Increase in tenant security deposits                   1,516          14,483
                                                      -------       ---------
Net cash used in operating activities                 (18,224)     (1,509,696)
                                                      -------       ---------
Cash flows from investing activities:
 Capital expenditures                                 (18,030)        (28,022)
                                                      -------       ---------
Net cash used in investing activities                 (18,030)        (28,022)
                                                      -------       ---------
Cash flows from financing activities:
 Proceeds from debt financing                          36,364       1,536,716
                                                      -------       ---------
Net cash provided by financing activities              36,364       1,536,716
                                                      -------       ---------
Increase (decrease) in cash and cash equivalents          110          (1,002)

Cash and cash equivalents at beginning of period        4,017           4,571
                                                      -------       ---------
Cash and cash equivalents at end of period           $  4,127      $    3,569
                                                      =======       =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                              $188,649      $  124,431

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 1997      DIVERSIFIED HISTORIC INVESTORS
       -----------------
                              By: Diversified Historic Advisors, General Partner

                                  By: EPK, Partner

                                      By:  /s/ Donna M. Zanghi
                                           ----------------------------
                                           DONNA M. ZANGHI,
                                           Vice President and Secretary