Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 1998-04-17
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1997
                          --------------------------------------------

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

                  UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under the Pennsylvania Uniform
Limited Partnership Act. As of December 31, 1997, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

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

                     As of December 31, 1997, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 44 apartment units and 6,188 square feet ("sf") of commercial space. As of December 31, 1997, 39 of the apartment units were under lease at monthly rental rates ranging from $625 to $1,350. In addition, 5,188 sf of the commercial space was under lease at annual rates ranging from $6.00 to $10.16 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1997 is given below.

                a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Olde City Historic District (the "District") of Philadelphia, Pennsylvania. In November, 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 1997 is $2,634,865. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC")
v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender.

                     The remaining nine units are managed by BCMI. As of December 31, 1997, 8 apartment units were under lease (89%) at monthly rental rates ranging from $715 to $1,350. All leases are renewable, one-year leases. The occupancy for the previous four years was 78% for 1996, 85% for 1995, 82% for 1994 and 74% for 1993. The
monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $1,856,464 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $11,440 which is based on an assessed value of $138,432 taxed at a rate of $8.264 per $100. No one tenant occupies ten percent or more of the Registrant's units. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Third Quarter Apartments - consists of 17 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street. In November, 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per
sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1997 of $1,213,303 and bears interest at 12%. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property has been making payments of at least the minimum amount of $6,833 per month in order to keep the loan current. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

                     The  property is managed by BCMI.  As of December
31, 1997, 13 of the units were under lease (76%) at monthly rental rates ranging from $625 to $1,030 and none of the commercial space was under lease. All residential leases are renewable, one-year leases. The occupancy for the previous four years was 93% for 1996, 87% for 1995, 95% for 1994 and 86% for 1993. The monthly rental range has been approximately the same since 1993. The occupancy for the commercial space has been 100% for the previous four years. The annual rental rate has been $8.40 per sf for the previous four years. For tax purposes, this property has a federal tax basis of $1,795,604 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $17,454 which is based on an assessed value of $211,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    Wistar Alley - located in the District at  30-32
North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings which contain 18 residential units and 5,188 sf of commercial area. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1997 of $1,413,800 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 1997. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property has not generated sufficient cash flow to satisfy the minimum requirement; however, the loan has not been declared in default. The second and third notes have principal balances at December 31, 1997 of $380,114, and $96,689. The notes bear interest at 11%, and prime plus 1 1/2%, therefore 10% at December 31, 1997, respectively, and are due at the earlier of the sale of the Property or the year 2009.

                     The property is managed by BCMI. As of December 31, 1997, all 18 residential units were under lease (100%) at monthly rents ranging from $650 to $1,100 and 5,188 sf of commercial space were under lease (100%) at an annual rental rates ranging from $6.00 to $10.16 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 88% for 1996, 83% for 1995, 86% for 1994 and 88% for 1993.
The monthly rental range has been approximately the same since 1993. The occupancy for the commercial space for the previous four years has been 100% for 1996, 38% for 1995, 100% for 1994 and 100% for 1993.
The average annual rental rate has been $5.14 to $13.85 per sf in 1996, $13.85 per sf for 1995, $9.28 per sf to $13.45 per sf for 1994
and $10.85 per sf for 1993.

                The following is a table showing commercial lease expirations at Wistar Alley for the next five years.

                                                Total annual        % of gross
              Number of       Total sf of      Rental covered     annual rental
 Years     leases expiring  Expiring leases  by expiring leases  from property

 1998            0                   0                 0               0%
 1999            1               2,388            24,252              13%
 2000            0                   0                 0               0%
 2001            1               2,800            16,800               9%
 2002            0                   0                 0               0%

                For tax purposes, this property has federal tax basis of $2,197,309 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $23,139 which is based on an assessed value of $280,000 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

                a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 28 Units of record were sold or exchanged in 1997.

                b. As of December 31, 1997, there were 1,233 record holders of Units.

                c. Registrant did not declare any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                        1997        1996        1995         1994        1993

 Rental income      $  420,903  $  480,731  $  634,710  $  795,515  $  797,966
 Interest income           620         623         527       5,332      10,557
 Net loss             (810,675)   (127,434)   (178,506)   (966,711)   (279,965)
 Net loss per Unit      (69.13)     (10.86)     (15.22)     (82.44)     (23.87)
 Total assets (net of3,185,727   3,453,392   4,946,064   7,528,198   7,995,509
 depreciation and
 amortization)
 Debt obligations    5,877,215   5,834,574   5,607,067   7,910,843   7,874,669

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At December 31, 1997, Registrant had cash of approximately $710. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $68,887 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place on each of its remaining properties that are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet debt service requirements (or with respect to Third Quarter, the lender seeks payment on the past due mortgage) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

                     Since the lenders have agreed either to forebear from taking any foreclosure action as long as cash flow payments are made, to accrue all debt service in lieu of payment, or have (in the case of Third Quarter) not moved to declare a default for a substantial period of time after the mortgage due date, the Registrant believes it is appropriate to continue presenting the financial statements on a going concern basis.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures. The mortgagee funded $0, $2,809 and $2,855, respectively during 1997 for capital expenditures.

                      The Registrant will seek to refinance the outstanding mortgages on Third Quarter and Wistar Alley which are scheduled to mature in October 1998. There can be no assurances that such financing will be available and, if not, the properties will be marketed for sale.

               (3)  Results of Operations

                     During 1997, Registrant incurred a net loss of $810,675 ($69.13 per limited partnership unit) compared to a net loss of $127,434 ($10.86 per limited partnership unit) in 1996 and a net loss of $178,506 ($15.22 per limited partnership unit) in 1995.

                     Rental income decreased from $634,710 in 1995 to $480,731 in 1996 to $420,903 in 1997. The decrease from 1996 to 1997 is mainly the result of the foreclosure of the eleven units in 1996 at Smythe Stores partially offset by an increase at Wistar Alley due to an increase in average occupancy (88% to 90%) and an increase in the average monthly rental rates and an increase at Third Quarter due to an increase in the average monthly rental rates. The decrease from 1995 to 1996 is mainly the result of the loss through foreclosure of Centre Park in 1995 and is also due to a decrease in rental income at Smythe Stores due a decrease in average occupancy (89% to 84%) and the foreclosure of the eleven units in December 1996 partially offset by an increase at Third Quarter due to an increase in average occupancy (75% to 93%).

                    Other income increased from $0 in 1995 to $166,277 in 1996 and decreased to $0 in 1997. The decrease from 1996 to 1997 and the increase from 1995 to 1996 is the result of the write-off of accounts payable in 1996 due to a recalculation and subsequent forgiveness of a portion of the administrative fees charged by BCMI to the Registrant.

                    Rental operations expenses decreased from $535,597 in 1995 to $395,732 in 1996 to $289,820 in 1997. The decrease from
1996 to 1997 resulted mainly from the loss of the eleven units at Smythe Stores in 1996 and a decrease in condominium fees at Smythe
Stores following an increase in those fees in 1996 due to a special assessment charged by the condominium association that year for capital improvements to the building. There was also a decrease in property tax expense at Third Quarter due to a successful appeal to reduce the assessed value. The overall decrease from 1995 to 1996 resulted mainly from the loss of Centre Park in July 1995. The loss from 1995 to 1996 also included an increase in legal fees due to the modification of 9 of the 20 mortgage loans at Smythe Stores and an increase in condominium fees at Smythe Stores due to the special assessment referred to above. There was also an increase in commissions expense at Wistar Alley due to a higher turnover of units in 1996.

                    General and administrative expenses decreased from $162,000 in 1995 to $80,048 in 1996 to $69,830 in 1997. The decrease from 1995 to 1996 and from 1996 to 1997 is the result of a reduction in the administrative fee charged due to the foreclosure of several properties owned by the Registrant.

                     Interest expense increased from $618,991 in 1995 to $1,283,218 in 1996 and decreased to $638,892 in 1997. The increase from 1995 to 1996 and the decrease from 1996 to 1997 is mainly due to an increase in the principal balance of the mortgage at Smythe Stores in 1996, due to the capitalization of past due interest partially offset by the foreclosure of Centre Park in July 1995. In addition, interest expense at Wistar Alley increased from 1996 to 1997 due to an increase in the principal balance of the first mortgage due to advances made by the first mortgage holder partially offset by a decrease in interest expense at Third Quarter due to a decrease in interest incurred on past due real estate taxes paid in 1996.

                      Depreciation and amortization decreased from $396,536 in 1995 to $308,684 in 1996 to $233,656 in 1997. The
decrease from 1996 to 1997 results mainly from the loss of the eleven units at Smythe Stores. The decrease from 1995 to 1996 results mainly from the loss of Centre Park in 1995.

                     In 1997, a loss of $686,000 was incurred at the Registrant's three properties compared to a loss of $168,000 in 1995 and income of $140,000 in 1995. A discussion of property operations/activities follows:

                    In 1997, Registrant incurred a loss of $370,000 at
the nine units owned at the Smythe Stores Condominium complex including $75,000 of depreciation expense compared to income of $163,000 including $154,000 of depreciation expense in 1996 and a loss of $334,000 including $165,000 of depreciation expense in 1995. Included in operations in 1996 is an extraordinary gain of $1,293,000 representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the assets. The 1996 loss without the effect of the foreclosure would have been $1,130,000. The decrease in the loss from 1996 to 1997 is mainly due to the loss of 11 of the condominium units and a corresponding decrease in the rental income, operating expenses and depreciation. Condominium fees also decreased due to a special assessment charged by the condominium association that year for capital improvements to the building. The increase in the loss from 1995 to 1996 results mainly from an increase in interest expense, legal and condominium fees and a decrease in rental income partially offset by a decrease in depreciation expense. Interest expense increased due to an increase in the principal balance upon which interest is accrued and legal fees increased due to the modification of 9 of the 20 mortgage loans. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements of the building. Rental income decreased due to a decrease in the average occupancy (89% to 84%) while depreciation expense decreased due to the foreclosure of the eleven units in December 1996.

                     On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1996 and 1997. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1997 was $65,405.

                     In 1997, Registrant sustained a loss of $174,000 at the Third Quarter Apartments including $72,000 of depreciation and amortization expense compared to a loss of $190,000 including $70,000 of depreciation and amortization expense in 1996 and a loss of $190,000 including $71,000 of depreciation and amortization expense in 1995. The decrease in the loss from 1996 to 1997 is due mainly to a decrease in interest incurred on past due real estate taxes and a decrease in real estate taxes due to a successful appeal to reduce the assessed value partially offset by an increase in rental income due to an increase in the average rental rates. Although there was no material overall change in the loss from 1995 to 1996, there was an increase in rental income partially offset by an increase in interest expense. Rental income increased due to an increase in the average occupancy (75% to 93%) while interest expense increased due to interest incurred on past due real estate taxes.

                     In 1997, Registrant sustained a loss of $142,000 at Wistar Alley including $87,000 of depreciation and amortization expense compared to a loss of $141,000 including $85,000 of depreciation and amortization expense in 1996 and a loss of $131,000 including $85,000 of depreciation and amortization expense in 1995. Although there was no material overall change in the loss from 1996 to 1997, there was an increase in rental income partially offset by an increase in interest and maintenance expense. Rental income increased due to an increase in the average occupancy (88% to 90%) and an increase in the average rental rates while interest expense increased due to an increase in the principal balance upon which interest is accrued. See Item 2.c, above. Maintenance expense increased due to deferred maintenance performed at the property The increased loss from 1995 to 1996 is due mainly to an increase in commissions expense due to a higher turnover of units.

                     In 1996, Registrant recognized income of $0 at Centre Park Place compared to income of $0 in 1996 and income of $795,000 in 1995 including $76,000 of depreciation expense in 1994. The decrease in the income from 1995 to 1996 and 1997 is due to the loss of the property in July 1995. The 1995 loss without the effect of the foreclosure would have been $271,000. Included in operations from 1995 is an extraordinary gain of $899,000 representing the representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the Centre Park Property.

                     On May 3, 1993 a contractor who had performed services at Centre Park Place obtained and executed a judgment (due to non-payment) in the amount of $26,028 against Centre Park Associates, a partnership wholly-owned by the Registrant that owned Centre Park Place, and garnished certain partnership bank accounts. The contractor collected $7,226 on his judgment. The balance of the judgment at the date of foreclosure of the property was $18,802.

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

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.
                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diversified Historic Investors and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 27 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. In recent years, the Partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 11, 1998

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                     Page

     Consolidated Balance Sheets at December 31, 1997 and 1996          14

     Consolidated  Statements of Operations for the Years Ended
       December  31,  1997,  1996, and 1995                             15

     Consolidated  Statements  of Changes in Partners' Equity
       for the Years Ended December 31, 1997, 1996, and 1995            16

     Consolidated  Statements of Cash Flows for the Years Ended
       December  31,  1997, 1996 and 1995                               17

     Notes to consolidated financial statements                       18-25

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation             27

     Notes to Schedule XI                                               28



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                 1997                   1996
Rental properties at cost:
   Land                                       $  310,833            $  310,833
   Buildings and improvements                  5,721,048             5,721,048
   Furniture and fixtures                        128,329               113,742
                                               ---------             ---------
                                               6,160,210             6,145,623
   Less - accumulated depreciation            (3,056,549)           (2,822,893)
                                               ---------             ---------
                                               3,103,661             3,322,730

Cash and cash equivalents                            710                 4,017
Restricted cash                                   68,887                68,063
Accounts receivable                               12,469                58,582
Other assets (net of accumulated
   amortization of $ $30,510)                          0                     0
                                               ---------             ---------
               Total                          $3,185,727            $3,453,392
                                               =========             =========

                              Liabilities and Partners' Equity

Liabilities:
   Debt obligations                           $5,877,215            $5,834,574
   Accounts payable:
        Trade                                    373,122               264,967
        Related parties                          362,739               323,640
   Interest payable                            1,230,141               874,307
   Tenant security deposits                       37,948                40,229
   Other liabilities                               2,537                 2,975
                                               ---------             ---------
               Total liabilities               7,883,702             7,340,692

Partners' equity                              (4,697,975)           (3,887,300)
                                               ---------             ---------
               Total                          $3,185,727            $3,453,392
                                               =========             =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995

                                                1997        1996         1995
Revenues:
   Rental income                            $  420,903  $  480,731  $  634,710
   Other income                                      0     166,277           0
   Interest income                                 620         623         527
                                             ---------   ---------   ---------
               Total revenues                  421,523     647,631     635,237
                                             ---------   ---------   ---------
Costs and expenses:
   Rental operations                           289,820     395,732     535,597
   General and administrative                   69,830      80,048     162,000
   Interest                                    638,892   1,283,218     618,991
   Depreciation and amortization               233,656     308,684     396,536
                                             ---------   ---------   ---------
               Total costs and expenses      1,232,198   2,067,682   1,713,124
                                             ---------   ---------   ---------
Loss before extraordinary item                (810,675) (1,420,051) (1,077,887)
Extraordinary gain on extinguishment of debt         0   1,292,617     899,381
                                             ---------   ---------   ---------
Net loss                                   ($  810,675)($  127,434)($  178,506)
                                             =========   =========   =========
Net loss per limited partnership unit:
   Loss before extraordinary item               (69.13)    (121.09)     (91.91)
   Extraordinary item                                0      110.23       76.69
                                             ---------    --------   ---------
                                           ($    69.13) ($   10.86)($    15.22)
                                             =========    ========   =========

The accompanying notes are an integral part of these financial statements.
<PART>

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                         Diversified
                                           Historic      Limited
                                         Advisors (1)  Partners (2)     Total
                                         ------------  -----------    ---------
Percentage participation in profit or loss    1%           99%           100%

Balance at December 31, 1994              ($127,679)  ($3,453,681)  ($3,581,360)
Net loss                                     (1,785)     (176,721)     (178,506)
                                            -------     ---------     ---------
Balance at December 31, 1995               (129,464)   (3,630,402)   (3,759,866)
Net loss                                     (1,274)     (126,160)     (127,434)
                                            -------     ---------     ---------
Balance at December 31, 1996               (130,738)   (3,756,562)   (3,887,300)
Net loss                                     (8,107)     (802,568)     (810,675)
                                            -------     ---------     ---------
Balance at December 31, 1997              ($138,845)  ($4,559,130)  ($4,697,975)
                                            =======     =========     =========

 (1)   General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                               1997         1996         1995

Cash flows from operating activities:
   Net loss                               ($  810,675) ($  127,436) ($  178,506)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
Extraordinary gain on extinguishment of debt        0   (1,292,617)    (899,381)
Depreciation and amortization                 233,656      308,684      396,536
Minority interest                                   0            0      (11,504)
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   (Increase) decrease in restricted cash        (824)     (27,241)      38,711
   Decrease (increase) in accounts receivable  46,113       34,677      (22,680)
   Increase (decrease) in accounts payable
      - trade                                 108,151     (226,953)     221,557
   Increase (decrease) in accounts
     payable - related parties                 39,099      229,100       (1,026)
   (Decrease) increase in accounts payable-taxes    0     (174,514)      16,542
   Increase (decrease) in interest payable    355,834     (246,991)     430,573
   (Decrease) increase in tenant security
      deposits                                 (2,281)       1,291      (31,223)
   (Decrease) increase in other liabilities      (434)     (16,710)      16,095
                                             --------    ---------     --------
      Net cash used in operating activities:  (31,361)  (1,538,710)     (24,306)
                                             --------    ---------     --------
Cash flows from investing activities:
   Capital expenditures                       (14,587)     (41,353)     (41,507)
                                             --------    ---------     --------
      Net cash used in investing activities:  (14,587)     (41,353)     (41,507)
                                             --------    ---------     --------
Cash flows from financing activities:
   Borrowings under debt obligations           42,641    1,579,509       63,159
   Payments of principal under debt obligations     0            0         (564)
                                             --------    ---------     --------
     Net cash provided by financing activities:42,641    1,579,509       62,595
                                             --------    ---------     --------
Decrease in cash and cash equivalents          (3,307)        (554)      (3,218)
Cash and cash equivalents at beginning of year  4,017        4,571        7,789
                                             --------    ---------     --------
Cash and cash equivalents at end of year    $     710   $    4,017    $   4,571
                                             ========    =========     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest   $ 238,058   $  179,626    $ 157,394
Supplemental Schedule of Non-Cash Investing and
Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred                       $0   $2,341,111   $3,549,860
         Liability reduction                       $0    3,627,488   $4,615,984
*  As a result of foreclosures on properties owned by the Partnership.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors (the "Partnership") was formed in March 1984, with Diversified Historic Advisors as the General Partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

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

5.     Net Loss Per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 1997, 1996, and 1995).

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

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Partnership has first mortgages in place on each of its remaining properties that are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

It is the Partnership's intention to continue to hold the properties until they can no longer meet debt service requirements (or with respect to Third Quarter, the lender seeks payment on the past due mortgage) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

Since the lenders have agreed either to forebear from taking any foreclosure action as long as cash flow payments are made, to accrue all debt service in lieu of payment, or have (in the case of Third Quarter) not moved to declare a default for a substantial period of time after the mortgage due date, the Partnership believes it is appropriate to continue presenting the financial statements on a going concern basis.

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

NOTE E - ACQUISITIONS

The Partnership acquired six properties and two general or limited partnership interests during the period November 1984 to December 1986, as discussed below.

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

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                            1997        1996
                                                           ------      ------
Mortgage loans, interest accrues at 12%, interest       $2,634,865  $2,612,620
only monthly to the extent of net operating income;
principal due 2015; collateralized by the related rental properties (A)

Mortgage loan, interest accrues at 12%, interest only    1,213,303   1,213,303
payable monthly to the extent of net operating income with a minimum of $6,833; principal due October 31, 1998;
collateralized by the related rental property

Mortgage loan, interest at 15%, payable in equal monthly  138,444      138,444
installments of $1,770 (including interest); due in 1992;
collateralized by the related rental property (B)

Mortgage loan, interest accrues at 2 1/2% over the      1,413,800    1,393,404
Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%; therefore
8 1/2% at December 31, 1997 and 1996, interest only payable monthly to the extent of net operating income with a minimum of $9,000; principal due October 31, 1998;
collateralized by the related rental property

Notes payable, interest at 11% and is payable monthly     380,114      380,114
based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts; principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property (C)

Notes payable, interest at prime plus 1 1/2% (10% and 9.75%
at December 31, 1997 and 1996, respectively);  principal
and interest due upon sale of the related property;
collateralized by the related rental property (D)          96,689       96,689
                                                        ---------    ---------
                                                       $5,877,215   $5,834,574
                                                        =========    =========

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

(B) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $134,983 at December 31, 1997 which includes $20,767 for each of 1997, 1996 and 1995.

(C) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $271,782 at December 31, 1997 which includes $41,813 for each of 1997, 1996 and 1995.

(D) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $57,012 at December 31, 1997 which includes $9,613, $9,526 and $10,070 for 1997, 1996 and 1995, respectively.

Approximate maturities of the mortgage loan obligations at December 31, 1997, for each of the succeeding five years are as follows:

                          1998             $3,242,350
                          1999                      0
                          2000                      0
                          2001                      0
                          2002                      0
                          Thereafter        2,634,865
                                            ---------
                                           $5,877,215
                                            =========

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Partnership's general partner, assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1996 and 1997. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1997 is $65,405.

On June 30, 1992 Diversified Historic Properties, Inc. co-partner of the Partnership's general partner, assigned to D, LTD (its parent) a note receivable, from Centre Park Associates to the Partnership, that had been assigned to it, in the amount of $246,491 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $299,651 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrued interest at 15%. Interest accrued in 1995 was $20,950. Payments on the judgment were to be made out of available cash flow from CPA. The balance of the judgment at the date of foreclosure was $155,239. Due to the foreclosure of the property, no additional payments will be made to D, LTD on account of the note from CPA.

NOTE H - COMMITMENTS AND CONTINGENCIES

On May 3, 1993, a contractor who had performed services at Centre Park Place obtained and executed a judgment (due to non-payment of fees for services) in the amount of $26,028 against Centre Park Associates and garnished certain Partnership bank accounts. The contractor collected $7,226 on his judgment. The balance of the judgment at the date of foreclosure of the property was $18,802 Due to the foreclosure of the property, no additional payments will be made to the contractor on account of his judgment.

NOTE I - EXTRAORDINARY GAINS/ LOSSES

Due to insufficient cash flow at Smythe Stores, the Partnership ceased making debt service payments in 1988. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to non-payment; foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matters of Bruin Holdings, Inc. ("Bruin") v, Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matters of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The new payment terms require monthly payments of interest in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. The Partnership recognized an extraordinary gain of
$1,292,617 during 1996 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

Due  to  insufficient cash flow at Centre Park Associates ("CPA")  and the utilization of all remaining cash reserves on June 1, 1994, the Partnership ceased making debt service payments. As a result, the guarantor of the bonds had to fund interest and principal payments in the amount of $35,451. The guarantor declared an Event of Default under the loan documents and on August 19, 1994, the guarantor exercised its option to purchase the bonds and in accordance with the guaranty agreement, raised the interest rate on such bonds to prime plus 2% (therefore, 10.5% at December 31, 1994). On October 31, 1994, the guarantor instituted legal proceedings against CPA. The Partnership's attempts to negotiate the terms of the loan were unsuccessful and on July 11, 1995, CPA filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After determining that reorganization was not feasible for CPA, the bankruptcy was dismissed and, on July 28, 1995, the lender foreclosed on the property. The Partnership recognized an extraordinary gain of $899,381 during 1995 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                              For the Years Ended December 31,

                                             1997          1996           1995
                                            ------        ------         ------
Net loss - book                         ($  810,675)  ($  127,434)  ($  178,506)
Excess of book over tax depreciation         11,092        88,563       (21,200)
Interest                                          0             0       195,204
Extraordinary gain on foreclosure                 0      (920,733)     (165,716)
Minority interest - tax only                      0             0        (4,636)
                                          ---------     ---------     ---------
Net loss - tax                          ($  799,583)  ($  959,604)  ($  174,854)
                                          =========     =========     =========

Partners' equity - book                 ($4,697,975)  ($3,887,300)  ($3,759,866)
Costs of issuance                         1,393,762     1,393,762     1,393,762
Cumulative tax (under) over book loss      (726,480)     (737,572)       94,598
                                          ---------     ---------     ---------
Partners' equity - tax                  ($4,030,693)  ($3,231,110)  ($2,271,506)
                                          =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                             DIVERSIFIED HISTORIC INVESTORS
                                 (a limited partnership)

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    DECEMBER 31, 1997

                                                                        Cost
                                                                    Capitalized
                           Initial Cost to Partnership (b)         Subsequent to
                                                                    Acquisition

                                                    Buildings
                                                       and      Date of   Date
Description (a)    Encumbrances Land  Improvements Improvements  Constr. Acquir
                     (g)                                         (a)(d)
9 condominium
apartment units in                                 ($106,626)(h)
Philadelphia, PA   $2,634,865  $16,833 $1,944,427     14,569     1984   12/28/94

17 apartment units
and 1,000 square
feet of commercial
space in
Philadelphia, PA    1,351,747 120,000   1,744,097     45,408      1984  11/14/84

18 apartment units
and 5,188 square
feet of commercial
space in                                             (45,079) (h)
Philadelphia, PA    1,890,603 174,000   2,188,961     17,843  1984-1985 12/14/84
                    --------- -------   ---------    -------
TOTAL              $5,877,215$310,833  $5,877,485   ($73,885)

                     Gross Amount at which Carried at
                     December 31, 1997

                                   Buildings
                                     and                          Accumulated
Description            Land      Improvements    Total (c)(e)    Depreciation
                                                                     (e)(f)
20 condominium
apartment units in
Philadelphia, PA      $16,833     $1,856,465       $1,873,298      $981,585

17 apartment units
and 1,000 square
feet of commercial
space in
Philadelphia, PA      120,000      1,795,604        1,915,604       936,217

18 apartment units
and 4,500 square
feet of commercial
space in
Philadelphia, PA      174,000      2,197,308        2,371,308     1,138,747
                      -------      ---------        ---------     ---------
TOTAL                $310,833     $5,849,377       $6,160,210    $3,056,549
                      =======      =========        =========     =========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties are rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties are acquired.

(C) The aggregate cost of real estate owned at December 31, 1997, for Federal income tax purposes is approximately $5,849,377. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Development /rehabilitation was completed during 1986.

(E)    Reconciliation of real estate:

                                              1997         1996         1995
Balance at beginning of year               $6,145,623  $ 8,376,591  $11,866,746
Additions during the year:
   Improvements                                14,587       41,353       41,507
                                            ---------    ---------   ----------
                                            6,160,210    8,417,944   11,908,253
Deductions during the year:
   Retirements                                      0   (2,272,321)  (3,531,662)
                                            ---------   ----------   ----------
Balance at end of year                     $6,160,210  $ 6,145,623  $ 8,376,591
                                            =========   ==========   ==========
Reconciliation of accumulated depreciation:
                                              1997         1996         1995
Balance at beginning of year               $2,822,893  $ 3,614,119  $ 4,565,332
Depreciation expense for the year             233,656      308,684      390,791
Retirements                                         0   (1,099,910)  (1,342,004)
                                            ---------   ----------   ----------
Balance at end of year                     $3,056,549  $ 2,822,893  $ 3,614,119
                                            =========   ==========   ==========

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

               b.   Identification of Executive Officers

                      The   General  Partner  of  the  Registrant   is
Diversified   Historic   Advisors  (DHA),   a   Pennsylvania   general
partnership.  The partners of DHA are as follows:

Name                 Age     Position         Term of Office     Period Served

Gerald Katzoff        49     Partner in DHA   No fixed term      March 1984 -
                                                                 May 1997

Diversified Historic  --     Partner in DHA   Partner in DHA     March 1984 -
Properties, Inc.                                                 May 1997
("Diversified")

SWDHA, Inc.           --     Partner in DHA   Partner in DHA     Since May 1997

EPK, Inc.             --     Partner in DHA   Partner in DHA     Since May 1997

                For  further description of Diversified, see paragraph
e. of this Item. There is no arrangement or understanding between either person names above and any other person pursuant to which any person was or is to be selected as an officer.

                c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by an separate property management and partnership administration firm engaged by the Registrant.

                 d.     Family  Relationships.   There  is  no  family
relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

               e. Business Experience. DHA is a general partnership formed in March 1984. The General Partner is responsible for the management and control of the Registrant's affairs and will have general responsibility and authority in conducting its operations.

              On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of Diversified. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

              EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of Diversified.

              The officers and directors of EPK, Inc. are described below.

              Spencer Wertheimer was appointed on May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

             Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant has paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1995 through 1997.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                    e.  Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.  Schedule XI - Real Estate and Accumulated Depreciation.

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

                           21           Subsidiaries   of  the  Registrant   are
                                        listed in Item 2. Properties of this Form 10-K.

                   (b) Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                   (c) Exhibits:

                       See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIVERSIFIED HISTORIC INVESTORS

Date: April 15, 1998         By: Diversified Historic Advisors, General Partner
      --------------
                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                        -----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer

                                     By: /s/ Michele F. Rudoi
                                         -----------------------
                                         MICHELE F. RUDOI,
                                         Assistant Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                     Capacity               Date

DIVERSIFIED HISTORIC ADVISORS            General Partner

By: EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                              April 15, 1998
        -----------------------                              --------------
        SPENCER WERTHEIMER
        President and Treasurer

    By:  /s/ Michele F. Rudoi                                April 15, 1998
         ----------------------                              --------------
         MICHELE F. RUDOI,
         Assistant Secretary