Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 1998-05-28
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                0-14934
                       -----------------------------------------------
                       DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2312037
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

               1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                      At March 31, 1998, Registrant had cash of approximately $4,524. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $44,330 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place in each of its remaining three properties that are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements (or with respect to the Third Quarter and Wistar Alley, the lender seeks payment on the past due mortgage) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures at terms similar to the first mortgage.

                      The Registrant will seek to refinance the outstanding mortgages on Third Quarter and Wistar Alley which are scheduled to mature in October 1998. There can be no assurances that such financing will be available and, if not, the properties will be marketed for sale. Failure to obtain refinancing could result in foreclosure on and loss of these properties.

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $219,378 ($18.71 per limited partnership unit) compared to a net loss of $238,338 ($20.32 per limited partnership unit) for the same period in 1997.

                     Rental income increased $15,066 from $101,611 in the first quarter of 1996 to $116,677 in the same period in 1997. The increase resulted from an increase in rental income at Wistar Alley due to an increase in average occupancy (87% to 94%) and an increase at Smythe Stores due to an increase in the average rental rates.

                     Expense for rental operations decreased by $6,560 from $108,233 in the first quarter of 1997 to $101,673 in the same period in 1998. Expenses for rental operations decreased due a slight overall decrease in the operating expenses at all three of the properties.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $193,000, compared to a loss of approximately $210,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $95,000 at the Smythe Stores Condominium complex including $18,000 of depreciation expense, compared to a loss of $105,000 in the first quarter of 1997, including $18,000 of depreciation expense. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in rental income due to an increase in the average rental rates.

                     In the first quarter of 1998, Registrant incurred a loss of $55,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $55,000 including $18,000 of depreciation expense in the first quarter of 1997. There were no significant changes in the rental income or the operating expenses at the property from the first quarter of 1997 to the same period in 1998.

                     In the first quarter of 1998, Registrant incurred
a loss of $43,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $50,000 including $21,000 of depreciation expense in the first quarter of 1997. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is mainly the result of an increase in rental income due to an increase in average occupancy (87% to 94%).

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        March 31, 1998        December 31, 1997
                                          (Unaudited)
Rental properties, at cost:
Land                                      $  310,833              $  310,833
Buildings and improvements                 5,721,048               5,721,048
Furniture and fixtures                       128,329                 128,329
                                           ---------               ---------
                                           6,160,210               6,160,210
Less - Accumulated depreciation           (3,114,678)             (3,056,549)
                                           ---------               ---------
                                           3,045,532               3,103,661

Cash and cash equivalents                      4,524                     710
Restricted cash                               44,330                  68,887
Accounts receivable                           14,132                  12,469
Other  assets  (net  of  amortization   of
$30,510    at   March   31,    1998    and
December 31, 1997)                                 0                       0
                                           ---------               ---------
       Total                             $ 3,108,518             $ 3,185,727
                                           =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $ 5,877,488             $ 5,877,215
Accounts payable:
       Trade                                 411,131                 373,122
       Related parties                       371,815                 362,739
Interest payable                           1,321,379               1,230,141
Accrued liabilities                            4,555                   2,537
Tenant security deposits                      39,503                  37,948
                                           ---------               ---------
       Total liabilities                   8,025,871               7,883,702
                                           ---------               ---------
Partners' equity                          (4,917,353)             (4,697,975)
                                           ---------               ---------
       Total                             $ 3,108,518             $ 3,185,727
                                           =========               =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                         Three months            Three months
                                             Ended                   Ended
                                        March 31, 1998          March 31, 1997

Revenues:
Rental income                           $   116,677             $   101,611
Interest income                                 240                     145
                                            -------                 -------
       Total revenues                       116,917                 101,756

Costs and expenses:
Rental operations                           101,673                 108,233
General and administrative                   17,460                  17,460
Interest                                    159,033                 157,191
Depreciation and amortization                58,129                  57,210
                                            -------                 -------
       Total costs and expenses             336,295                 340,094
                                            -------                 -------
Net loss                               ($   219,378)           ($   238,338)
                                            =======                 =======

Net loss per limited partnership unit   ($    18.71)           ($     20.32)
                                            =======                 =======

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
 Net loss                                              ($ 219,378)  ($ 238,338)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                             58,129       57,210
 Changes in assets and liabilities:
 Decrease in restricted cash                               24,557       24,824
 (Increase) decrease in accounts receivable                (1,663)      13,459
 Increase in accounts payable - trade                      38,013       37,424
 Increase in accounts payable - related parties             9,076        9,040
 Increase in interest payable                              91,238       80,768
 Increase (decrease) in accrued liabilities                 2,014       (2,975)
 Increase (decrease) in tenant security deposits            1,555       (2,302)
                                                          -------      -------
Net cash provided by (used in) operating activities         3,541      (20,890)
                                                          -------      -------
Cash flows from investing activities:
 Capital expenditures                                           0       (5,072)
                                                          -------      -------
Net cash used in investing activities                           0       (5,072)
                                                          -------      -------
Cash flows from financing activities:
 Proceeds from debt financing                                 273       22,676
                                                          -------      -------
Net cash provided by financing activities                     273       22,676
                                                          -------      -------
Increase (decrease) in cash and cash equivalents            3,814       (3,286)

Cash and cash equivalents at beginning of period              710        4,017
                                                          -------      -------
Cash and cash equivalents at end of period               $  4,524     $    731
                                                          =======      =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

               (a)  Exhibit    Document


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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998          DIVERSIFIED HISTORIC INVESTORS
       ------------
                             By: Diversified Historic Advisors, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         -----------------------
                                         SPENCER WERTHEIMER,
                                         President and Treasurer