Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 1998-08-25
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                      At June 30, 1998, Registrant had cash of approximately $6,233. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $60,158 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $176,022 ($15.01 per limited partnership unit) compared to a net loss of $193,751 ($16.53 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $395,400 ($33.72 per limited partnership unit) compared to a net loss of $432,089 ($36.85 per limited partnership unit) for the same period in 1997.

                     Rental income increased $13,042 from $106,926 in the second quarter of 1997 to $119,967 in the same period in 1998. The increase resulted from an increase in rental income at Wistar Alley due to an increase in average occupancy (85% to 95%) and increases at Smythe Stores and Third Quarter due to increases in the average rental rates.

                     Rental income increased $28,108 from $208,537 for the first six months of 1997 to $236,645 for the same period in 1998. The increase resulted from an increase in rental income at Wistar Alley due to an increase in average occupancy (86% to 94%) and increases at Smythe Stores and Third Quarter due to increases in the average rental rates.

                     Expense for rental operations decreased by $6,573 from $68,396 in the second quarter of 1997 to $61,823 in the same period in 1998 and decreased by $13,133 from $176,629 for the first six months of 1997 to $163,496 for the same period in 1998. The decrease in the loss for the second quarter of 1997 to the same period in 1998 is due to a decrease in condominium fees due to a special assessment charged by the condominium association in 1997 for capital improvements to the building at Smythe Stores partially offset by an increase in maintenance expense due to a higher turnover of apartments units in 1998 at both Smythe Stores and Third Quarter.

                     Losses incurred during the second quarter at the Registrant's properties amounted to $150,000, compared to a loss of approximately $167,000 for the same period in 1997. For the first six months of 1998 the Registrant's properties incurred a loss of $343,000 compared to approximately $377,000 for the same period in 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $91,000 at the Smythe Stores Condominium complex including $18,000 of depreciation expense, compared to a loss of $96,000 in the second quarter of 1997, including $18,000 of depreciation expense. The decrease in the loss for the second quarter of 1997 to the same period in 1998 is due to a decrease in condominium fees due to a special assessment charged by the condominium association in 1997 for capital improvements to the building partially offset by an increase in maintenance expense due to a higher turnover of apartments units in 1998.

               For the first six months of 1998, Registrant incurred a
loss of $186,000 at the Smythe Stores Condominium complex including $37,000 of depreciation expense, compared to a loss of $201,000 for the same period in 1997, including $36,000 of depreciation expense. The decrease in the loss for the first six months of 1997 to the same periods in 1998 is due to an increase in rental income due to an increase  in  the  average rental rates combined with  a  decrease  in condominium fees partially offset by an increase in maintenance expense. Condominium fees decreased due to a special assessment charged by the condominium association in 1996 for capital improvements to the building and maintenance expense increased due to a higher turnover of apartments units in the first six months of 1998.

                    In the second quarter of 1998, Registrant incurred a loss of $38,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $36,000 including $18,000 of depreciation expense in the second quarter of 1997 and for the first six months of 1998, Registrant incurred a loss of $93,000, including $36,000 of depreciation expense, compared to a loss of $91,000 for the same period in 1997, including $35,000 of depreciation expense. The increase in the loss for both the second quarter and the first six months of 1997 to the same periods in 1998 is the result of an increase in maintenance expense due to a higher turnover of apartment units partially offset by an increase in rental income due to an increase in the average rental rates.

                    In the second quarter of 1998, Registrant incurred a loss of $21,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $35,000 including $22,000 of depreciation expense in the second quarter of 1997 and for the first six months of 1998, Registrant incurred a loss of $64,000, including $44,000 of depreciation expense, compared to a loss of $85,000 including $43,000 of depreciation expense for the same period in 1997. The decrease in the loss for both the second quarter and the first six months of 1997 to the same periods in 1998 is due to an increase in rental income due to an increase in the average occupancy (85% to 95%) for the second quarter and (86% to 94%) for the first six months combined with an increase in the average rental rates.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1998         December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   310,833             $   310,833
Buildings and improvements                  5,721,049               5,721,048
Furniture and fixtures                        128,329                 128,329
                                            6,160,211               6,160,210
                                           ----------              ----------
Less - Accumulated depreciation            (3,172,808)             (3,056,549)
                                           ----------              ----------
                                            2,987,403               3,103,661

Cash and cash equivalents                       6,233                     710
Restricted cash                                60,158                  68,887
Accounts receivable                            14,325                  12,469
Other  assets  (net  of  amortization   of
$30,510 at June 30, 1998 and December  31,
1997)                                               0                       0
                                           ----------              ----------
       Total                              $ 3,068,119             $ 3,185,727
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 5,877,928             $ 5,877,215
Accounts payable:
       Trade                                  445,342                 373,122
       Related parties                        380,992                 362,739
Interest payable                            1,408,909               1,230,141
Tenant security deposits                       43,273                  37,948
Other liabilities                               5,050                   2,537
                                           ----------              ----------
       Total liabilities                    8,161,494               7,883,702
                                           ----------              ----------
Partners' equity                           (5,093,375)             (4,697,975)
                                           ----------              ----------
       Total                              $ 3,068,119             $ 3,185,727
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                     Three months              Six months
                                    Ended June 30,           Ended June 30,
                                 1998        1997           1998        1997

Revenues:
   Rental income              $119,968     $106,926      $236,645     $208,537
   Interest income                 467           87           707          232
                               -------      -------       -------      -------
   Total revenues              120,435      107,013       237,352      208,769
                               -------      -------       -------      -------
Costs and expenses:
   Rental operations            61,823       68,396       163,496      176,629
   General and
      Administrative            17,460       17,460        34,920       34,920
   Interest                    159,044      157,697       318,077      314,888
   Depreciation and
      Amortization              58,130       57,211       116,259      114,421
                               -------      -------       -------      -------
   Total costs and
      Expenses                 296,457      300,764       632,752      640,858
                               -------      -------       -------      -------
Net loss                     ($176,022)   ($193,751)    ($395,400)   ($432,089)
                               =======      =======       =======      =======
Net loss per limited
   partnership unit          ($  15.01)   ($  16.53)    ($  33.72)   ($  36.85)
                               =======      =======       =======      =======

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                             Six months ended
                                                                June 30,
                                                           1998         1997

Cash flows from operating activities:
 Net loss                                               ($395,400)   ($432,089)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                            116,259      114,421
 Changes in assets and liabilities:
 Decrease in restricted cash                                8,729       15,380
 (Increase) decrease in accounts receivable                (1,856)      45,934
 Increase in accounts payable - trade                      72,222       46,437
 Increase in accounts payable - related parties            18,253       18,079
 Increase in interest payable                             178,768      175,523
 Increase (decrease) in accrued liabilities                2,513        (2,195)
 Increase (decrease) increase in tenant security deposits  5,325          (421)
                                                         -------       -------
Net cash provided by (used in) operating activities        4,813       (18,931)
                                                         -------       -------
Cash flows from investing activities:
 Capital expenditures                                          0       (12,051)
                                                         -------       -------
Net cash used in investing activities                          0       (12,051)
                                                         -------       -------
Cash flows from financing activities:
 Proceeds from debt financing                                710        29,875
                                                         -------       -------
Net cash provided by financing activities                    710        29,875
                                                         -------       -------
Increase (decrease) in cash and cash equivalents           5,523        (1,107)

Cash and cash equivalents at beginning of period             710         4,017
                                                         -------       -------
Cash and cash equivalents at end of period              $  6,233      $  2,910
                                                         =======       =======

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                 (b)  Reports on Form 8-K:

                      No  reports  were  filed  on  Form  8-K  during  the
                      quarter       ended       June       30,       1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 1998        DIVERSIFIED HISTORIC INVESTORS
      ---------------
                             By: Diversified Historic Advisors, General Partner

                                 By: EPK, Inc., Partner

                                     By:  /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer