Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 1998-12-01
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                                  N/A
-----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                     At  September 30, 1998, Registrant  had  cash  of
approximately $12,146. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $72,972 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements (or with respect to the Third Quarter and Wistar Alley, the lenders on the past due subordinate mortgages seek payment) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $159,263 ($13.58 per limited partnership unit) compared to a net loss of $181,338 ($15.46 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $554,666 ($47.30 per limited partnership unit) compared to a net loss of $613,427 ($52.31 per limited partnership unit) for the same period in 1997.

                     Rental income increased $16,546 from $108,786 in the third quarter of 1997 to $125,332 in the same period in 1998. The increase resulted from increases in rental income at Wistar Alley, Third Quarter and Smythe Stores due to increases in the average occupancy and increases in the average rental rates at Third Quarter and Wistar Alley.

                     Rental income increased $44,654 from $317,323 for the first nine months of 1997 to $361,977 for the same period in 1998. The increase resulted from increases in rental income at Wistar Alley, Third Quarter and Smythe Stores due to increases in the average occupancy and increases in the average rental rates.

                     Expense for rental operations decreased by $3,698 from $53,916 in the third quarter of 1997 to $50,218 in the same period in 1998. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to a decrease in commissions expense at Wistar Alley due to a lower turnover of apartment units partially offset by an increase in maintenance expense due to a higher turnover of apartments units in 1998 at both Smythe Stores and Third Quarter.

                    Expense for rental operations decreased by $16,831 from $230,545 for the first nine months of 1997 to $213,714 for the same period in 1998. The decrease in the expense from the first nine months of 1997 to the same period in 1998 is due to a decrease in condominium fees due to a special assessment charged by the condominium association in 1997 (which was not repeated in 1998) for capital improvements to the building at Smythe Stores partially offset by an increase in maintenance expense due to a higher turnover of apartments units in 1998 at both Smythe Stores and Third Quarter. The decrease was also the result of a decrease in commissions expense at Wistar Alley due to a lower turnover of apartment units.

                     Losses incurred during the third quarter at the Registrant's properties amounted to $133,000, compared to a loss of approximately $153,000 for the same period in 1997. For the first nine months of 1998 the Registrant's properties incurred a loss of $476,000 compared to approximately $530,000 for the same period in 1997.

                     In the third quarter of 1998, Registrant incurred a loss of $84,000 at the Smythe Stores Condominium complex including $18,000 of depreciation expense, compared to a loss of $84,000 in the third quarter of 1997, including $18,000 of depreciation expense. Although there was no overall change in the loss from the third quarter of 1997 to the same period in 1998, there was in an increase in rental income due to an increase in the average occupancy (89% to 97%) partially offset by an increase in maintenance expense due to a higher turnover of apartments units in 1998.

                For the first nine months of 1998, Registrant incurred a loss of $270,000 at the Smythe Stores Condominium complex including $55,000 of depreciation expense, compared to a loss of $285,000 for the same period in 1997, including $55,000 of depreciation expense. The decrease in the loss for the first nine months of 1997 to the same periods in 1998 is the result of an increase in rental income due to an increase in the average rental rates combined with a decrease in condominium fees partially offset by an increase in maintenance expense. Condominium fees decreased due to a special assessment charged by the condominium association in 1997 for capital improvements to the building and maintenance expense increased due to a higher turnover of apartments units in the first nine months of 1998.

                     In the third quarter of 1998, Registrant incurred a loss of $33,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $39,000 including $18,000 of depreciation expense in the third quarter of 1997 and for the first nine months of 1998, Registrant incurred a loss of $126,000, including $54,000 of depreciation expense, compared to a loss of $130,000 for the same period in 1997, including $54,000 of depreciation expense. The decrease in the loss for both the third quarter and the first nine months of 1997 to the same periods in 1998 is the result of an
increase  in  rental  income  partially  offset  by  an  increase   in
maintenance expense due to a higher turnover of apartment units. Rental income increased due to an increase in the average occupancy (82% to 92%) for the third quarter and (82% to 95%) for the first nine months combined with an increase in the average rental rates.

                     In the third quarter of 1998, Registrant incurred
a loss of $16,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $30,000 including $21,000 of depreciation expense in the third quarter of 1997 and for the first nine months of 1998, Registrant incurred a loss of $80,000, including $66,000 of depreciation expense, compared to a loss of $115,000 including $64,000 of depreciation expense for the same period in 1997. The decrease in the loss for both the third quarter and the first nine months of 1997 to the same periods in 1998 is the result of an increase in rental income due to an increase in the average occupancy (85% to 96%) for the third quarter and (87% to 95%) for the first nine months and an increase in the average rental rates combined with a decrease in commissions expense due to a lower turnover of apartment units.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                       September 30, 1998     December 31, 1997
                                          (Unaudited)
Rental properties, at cost:
Land                                      $  310,833               $  310,833
Buildings and improvements                 5,721,049                5,721,048
Furniture and fixtures                       128,329                  128,329
                                           ---------                ---------
                                           6,160,211                6,160,210
Less - Accumulated depreciation           (3,230,937)              (3,056,549)
                                           ---------                ---------
                                           2,929,274                3,103,661

Cash and cash equivalents                     12,146                      710
Restricted cash                               72,972                   68,887
Accounts receivable                           15,907                   12,469
Other  assets  (net  of  amortization   of
$30,510 at September 30, 1998 and December
31, 1997)                                          0                        0
                                           ---------                ---------
       Total                              $3,030,299               $3,185,727
                                           =========                =========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $5,877,928               $5,877,215
Accounts payable:
       Trade                                 468,730                  373,122
       Related parties                       390,270                  362,739
Interest payable                           1,493,000                1,230,141
Tenant security deposits                      41,893                   37,948
Other liabilities                             11,119                    2,537
                                           ---------                ---------
       Total liabilities                   8,282,940                7,883,702
                                           ---------                ---------
Partners' equity                          (5,252,641)              (4,697,975)
                                           ---------                ---------
       Total                              $3,030,299               $3,185,727
                                           =========                =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                    Three months              Nine months
                                  Ended September 30,      Ended September 30,
                                    1998        1997        1998        1997

Revenues:
   Rental income                  $125,332    $108,786    $361,977    $317,323
   Interest income                     220         182         924         414
                                   -------     -------     -------     -------
   Total revenues                  125,552     108,968     362,901     317,737
                                   -------     -------     -------     -------
Costs and expenses:
   Rental operations                50,218      53,916     213,714     230,545
   General and administrative       17,460      17,460      52,380      52,380
   Interest                        159,008     161,720     477,085     476,608
   Depreciation and
      Amortization                  58,129      57,210     174,388     171,631
                                   -------     -------     -------     -------
   Total costs and expenses        284,815     290,306     917,567     931,164
                                   -------     -------     -------     -------
Net loss                         ($159,263)  ($181,338)  ($554,666)  ($613,427)
                                   =======     =======     =======     =======
Net loss per limited
   partnership unit              ($  13.58)  ($  15.46)  ($  47.30)  ($  52.31)
                                   =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                           1998         1997

Cash flows from operating activities:
 Net loss                                              ($554,666)    ($613,427)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                           174,388       171,631
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                   (4,085)       10,370
 (Increase) decrease in accounts receivable               (3,438)       45,842
 Increase in accounts payable - trade                     95,607        77,509
 Increase in accounts payable - related parties           27,531        29,821
 Increase in interest payable                            262,859       258,138
 Increase in accrued liabilities                           8,582           376
 Increase in tenant security deposits                      3,945         1,516
                                                         -------       -------
Net cash provided by (used in) operating activities       10,723       (18,224)
                                                         -------       -------
Cash flows from investing activities:
 Capital expenditures                                          0       (18,030)
                                                         -------       -------
Net cash used in investing activities                          0       (18,030)
                                                         -------       -------
Cash flows from financing activities:
 Proceeds from debt financing                                713        36,364
                                                         -------       -------
Net cash provided by financing activities                    713        36,364
                                                         -------       -------
Increase in cash and cash equivalents                     11,436           110

Cash and cash equivalents at beginning of period             710         4,017
                                                         -------       -------
Cash and cash equivalents at end of period              $ 12,146      $  4,127
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

             (b)   Reports on Form 8-K:

                   No  reports  were  filed  on  Form  8-K  during  the
                   quarter      ended     September      30,      1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 1998       DIVERSIFIED HISTORIC INVESTORS
      -----------------
                              By: Diversified Historic Advisors, General Partner

                                  By: EPK, Inc., Partner

                                      By:  /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer