Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 1999-04-28
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    --------------------
Commission file number                    0-14934
                       -----------------------------------------------
                   DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2312037
-------------------------------                    -------------------
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

                   UNITS OF LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 1998, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

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

                     As of December 31, 1998, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 44 apartment units and 6,188 square feet ("sf") of commercial space. As of December 31, 1998, 42 of the apartment units were under lease at monthly rental rates ranging from $635 to $1,390. In addition, all of the commercial space was under lease at annual rates ranging from $6.64 to $11.16 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

                     The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. The properties currently owned by the Registrant are all located in the Olde City Historic District (the "District") in Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitor in this market is Historic Landmarks for Living which owns several similar residential buildings in the District. The District has recently reemerged as a popular place to live for young professionals and has created a large demand for the apartments units owned by the Registrant.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                 As   of  the  date  hereof,  Registrant  owned  three
properties, or interests therein. A summary description of each property held at December 31, 1998 is given below.

                a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Olde City Historic District (the "District") of Philadelphia, Pennsylvania. In November, 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 1998 is $2,637,188. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC")
v. Diversified Historic Investors. In March 1996, the Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender.

                     The remaining nine units are managed by BCMI. As of December 31, 1998, all 9 apartment units were under lease (100%) at monthly rental rates ranging from $825 to $1,390. All leases are renewable, one-year leases. The occupancy for the previous four years was 96% for 1997, 78% for 1996, 85% for 1995 and 82% for 1994. The
monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $1,861,637 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $11,440 which is based on an assessed value of $138,432 taxed at a rate of $8.264 per $100.
It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. The Third Quarter Apartments - consists of 17 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street. In November, 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per
sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1998 of $1,213,303 and bears interest at 12%. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property has been making payments of at least the minimum amount of $6,833 per month in order to keep the loan current. In October 1998, the due date was extended to October 2003. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

                     The property is managed by BCMI. As of December 31, 1998, 16 of the units were under lease (94%) at monthly rental rates ranging from $635 to $1,100 and all of the commercial space was under lease (100%) at an annual rental rate of $11.16 per sf. All residential leases are renewable, one-year leases. The occupancy for the previous four years was 88% for 1997, 93% for 1996, 87% for 1995 and 95% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space has been 58% for 1997 and 100% for 1996, 1995, and 1994. The annual rental rate was $8.40 per sf for the previous four years. For tax purposes, this property has a federal tax basis of $1,821,087 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $17,454 which is based on an assessed value of $211,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings which contain 18 residential units and 5,188 sf of commercial area. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. The first mortgage has a principal balance at December 31, 1998 of $1,413,800 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 1998. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property has not generated sufficient cash flow to satisfy the minimum requirement; however, the loan has not been declared in default. In October 1998, the due date was extended to October 2003. The second and third notes have principal balances at December 31, 1998 of $380,114, and $96,689. The notes bear interest at 11%, and prime plus 1 1/2%, therefore 9.25% at December 31, 1998, respectively, and both principal and interest are due at the earlier of the sale of the Property or the year 2009.

                     The property is managed by BCMI. As of December 31, 1998, 17 of the residential units were under lease (94%) at monthly rents ranging from $730 to $1,125 and all of the commercial space was under lease (100%) at an annual rental rates ranging from
$6.64 to $10.45 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 90% for 1997, 88% for 1996, 83% for 1995 and 86% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space for the previous four years has been 100% for 1997, 100% for 1996, 38% for 1995 and 100% for
1994. The average annual rental rate has been $6.00 to $13.85 per sf in 1997, $5.14 to $13.85 per sf for 1996, $13.85 per sf for 1995 and
$9.28 per sf to $13.45 per sf for 1994.

                The following is a table showing commercial lease expirations at Wistar Alley for the next five years.

                                                Total annual       % of gross
              Number of       Total sf of      rental covered     annual rental
 Years     leases expiring  expiring leases  by expiring leases  from property

 1999            1               2,388             $24,960             12%
 2000            0                   0                   0              0%
 2001            0                   0                   0              0%
 2002            1               2,800              18,600              9%
 2003            0                   0                   0              0%

                For tax purposes, this property has federal tax basis of $2,207,537 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $23,139 which is based on an assessed value of $280,000 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 85 Units of record were sold or exchanged in 1998.

                b. As of December 31, 1998, there were 1,233 record holders of Units.

                c. Registrant did not declare any cash dividends in 1998 or 1997.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1998         1997        1996        1995        1994

 Rental income     $  486,864  $  420,903  $  480,731  $  634,710  $  795,515
 Interest income        1,569         620         623         527       5,332
 Net loss            (736,581)   (810,675)   (127,434)   (178,506)   (966,711)
 Net loss per Unit     (62.81)     (69.13)     (10.86)     (15.22)     (82.44)
 Total assets (net  2,984,193   3,185,727   3,453,392   4,946,064   7,528,198
 of depreciation
 and amortization)
 Debt obligations   5,879,538   5,877,215   5,834,574   5,607,067   7,910,843

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

               (1)  Liquidity

                     At  December  31, 1998, Registrant  had  cash  of
approximately $12,884. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $73,440 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet debt service requirements (or with respect to Third Quarter and Wistar Alley, the lender seeks payment on the past due mortgage) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

                     Since the lenders have agreed either to forebear from taking any foreclosure action as long as cash flow payments are made, to accrue all debt service in lieu of payment, or have (in the case of Third Quarter) not moved to declare a default for a substantial period of time after the mortgage due date, the Registrant believes it is appropriate to continue presenting its financial statements on a going concern basis.

               (2)  Capital Resources

                     Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures. The mortgagee funded $0, $0 and $2,323, respectively during 1998 for capital expenditures.

               (3)  Results of Operations

                     During 1998, Registrant incurred a net loss of $736,581 ($62.81 per limited partnership unit) compared to a net loss of $810,675 ($69.13 per limited partnership unit) compared to a net loss of $127,434 ($10.86 per limited partnership unit) in 1996.

                     Rental income decreased from $480,731 in 1996 to $420,903 in 1997 and increased to $486,864 in 1998. The increase from 1997 to 1998 is the result of an increase at all three properties due to an increase in the average occupancy and the average rental rates. The decrease from 1996 to 1997 is mainly the result of the foreclosure of the eleven units in 1996 at Smythe Stores partially offset by an increase at Wistar Alley due to an increase in average occupancy (88% to 90%) and an increase in the average monthly rental rates and an increase at Third Quarter due to an increase in the average monthly rental rates.

                    Other income decreased from $166,277 in 1996 to $0
in 1997 and 1998. The decrease from 1996 to 1997 and 1998 is the result of the write-off of accounts payable in 1996 due to a recalculation and subsequent forgiveness of a portion of the administrative fees charged by BCMI to the Registrant.

                    Rental operations expenses decreased from $395,732 in 1996 to $289,820 in 1997 to $285,652 in 1998. The decrease from
1997 to 1998 is due to a decrease in maintenance expense at Wistar Alley partially offset by an increase in maintenance and commissions expense at both Smythe Stores and Third Quarter. Maintenance expense at Wistar Alley decreased due to deferred maintenance performed at the property in 1997. Maintenance and commissions expense increased at Smythe Stores and Third Quarter due to an increase in the turnover of apartment units. The decrease from 1996 to 1997 resulted mainly from the loss of the eleven units at Smythe Stores in 1996 and a decrease in condominium fees at Smythe Stores following an increase in those fees in 1996 due to a special assessment charged by the condominium association that year for capital improvements to the building. There was also a decrease in property tax expense at Third Quarter due to a successful appeal to reduce the assessed value.

                    General and administrative expenses decreased from $80,048 in 1996 to $69,830 in 1997 to $69,840 in 1998. The decrease from  1996  to  1997  and 1998 is the result of  a  reduction  in  the administrative fee charged due to the foreclosure of several properties owned by the Registrant.

                    Interest expense decreased from $1,283,218 in 1996 to $638,892 in 1997 to $635,899 in 1998. The decrease from 1996 to
1997 is mainly due to an increase in the principal balance of the mortgage at Smythe Stores in 1996, due to the capitalization of past due interest. In addition, interest expense at Wistar Alley increased from 1996 to 1997 due to an increase in the principal balance of the first mortgage due to advances made by the first mortgage holder partially offset by a decrease in interest expense at Third Quarter due to a decrease in interest incurred on past due real estate taxes paid in 1996.

                      Depreciation and amortization decreased from $308,684 in 1996 to $233,656 in 1997 and to $233,623 in 1998. The
decrease from 1996 to 1997 and 1998 results mainly from the loss of the eleven units at Smythe Stores.

                     In 1998, a loss of $616,000 was incurred at the Registrant's three properties compared to a loss of $686,000 in 1997 and a loss of $168,000 in 1996. A discussion of property operations/activities follows:

                    In 1998, Registrant incurred a loss of $354,000 at
the nine units owned at the Smythe Stores Condominium complex including $74,000 of depreciation expense compared to a loss of $370,000 including $75,000 of depreciation expense in 1996 and income of $163,000 including $154,000 of depreciation expense in 1996. Included in operations in 1996 is an extraordinary gain of $1,293,000 representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the assets. The 1996 loss without the effect of the foreclosure would have been $1,130,000. The decrease in the loss from 1997 to 1998 is the result of an increase in rental income due to an increase in the average rental rates, partially offset by an increase in maintenance and commission expense. Both maintenance and commissions expense increased due to a higher turnover of apartment units. The decrease in the loss from 1996 to 1997 is mainly due to the loss of 11 of the condominium units and a corresponding decrease in the rental income, operating expenses and depreciation. Condominium fees also decreased due to a special assessment charged by the condominium association that year for capital improvements to the building.

                     On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Registrant's general partner, assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1997 and 1998. Payments on the judgment are to be made from available cash flow from any of the three properties and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1998 was $72,118.

                     In 1998, Registrant sustained a loss of $164,000 at the Third Quarter Apartments including $72,000 of depreciation and amortization expense compared to a loss of $174,000 including $72,000 of depreciation and amortization expense in 1997 and a loss of $190,000 including $70,000 of depreciation and amortization expense in 1996. The decrease in the loss from 1997 to 1998 is the result of an increase in rental income due to an increase in the average occupancy (88% to 93%) and an increase in the average rental rates partially offset by an increase in maintenance and commissions expense increased due to a higher turnover of apartment units. The decrease in the loss from 1996 to 1997 is due mainly to a decrease in interest incurred on past due real estate taxes and a decrease in real estate taxes due to a successful appeal to reduce the assessed value partially offset by an increase in rental income due to an increase in the average rental rates.

                    In 1998, Registrant sustained a loss of $98,000 at
Wistar Alley including $88,000 of depreciation and amortization expense compared to a loss of $142,000 including $87,000 of depreciation and amortization expense in 1997 and a loss of $141,000 including $85,000 of depreciation and amortization expense in 1996. The decrease in the loss from 1997 to 1998 is the result of an increase in rental income due to an increase in the average occupancy (90% to 96%) and an increase in the average rental rates combined with a decrease in maintenance expense. Maintenance expense decreased due to deferred maintenance performed at the property in 1997; in 1998, maintenance expense declined to more typical levels. Although there was no material overall change in the loss from 1996 to 1997, there was an increase in rental income partially offset by an increase in interest and maintenance expense. Rental income increased due to an increase in the average occupancy (88% to 90%) and an increase in the average rental rates while interest expense increased due to an increase in the principal balance upon which interest is accrued. See
Item 2.c, above. Maintenance expense increased due to deferred maintenance performed at the property.

Item7A.        Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 24 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 3, 1999

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

     Consolidated Balance Sheets at December 31, 1998 and 1997       13

     Consolidated  Statements of Operations for the Years Ended
     December  31,  1998,  1997, and 1996                            14

     Consolidated  Statements  of Changes in Partners' Equity
     for  the  Years  Ended December 31, 1998, 1997, and 1996        15

     Consolidated  Statements of Cash Flows for the Years Ended
     December  31,  1998, 1997, and 1996                             16

     Notes to consolidated financial statements                    17-23

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation          25

     Notes to Schedule XI                                            26


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                1998                  1997
Rental properties at cost:
   Land                                      $  310,833            $  310,833
   Buildings and improvements                 5,721,049             5,721,048
   Furniture and fixtures                       139,377               128,329
                                              ---------             ---------
                                              6,171,259             6,160,210
   Less - accumulated depreciation           (3,290,172)           (3,056,549)
                                              ---------             ---------
                                              2,881,087             3,103,661

Cash and cash equivalents                        12,884                   710
Restricted cash                                  73,440                68,887
Accounts receivable                              16,782                12,469
Other assets (net of accumulated
   amortization of $30,510)                           0                     0
                                              ---------             ---------
               Total                         $2,984,193            $3,185,727
                                              =========             =========
                                 Liabilities and Partners' Equity

Liabilities:
   Debt obligations                         $ 5,879,538           $ 5,877,215
   Accounts payable:
        Trade                                   507,524               373,122
        Related parties                         399,548               362,739
   Interest payable                           1,573,798             1,230,141
   Tenant security deposits                      43,998                37,948
   Other liabilities                             14,343                 2,537
                                              ---------             ---------
               Total liabilities              8,418,749             7,883,702
                                              ---------             ---------
Partners' equity                             (5,434,556)           (4,697,975)
                                              ---------             ---------
               Total                         $2,984,193            $3,185,727
                                              =========             =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996

                                              1998         1997          1996
Revenues:
   Rental income                          $  486,864   $  420,903   $  480,731
   Other income                                    0            0      166,277
   Interest income                             1,569          620          623
                                           ---------    ---------    ---------
               Total revenues                488,433      421,523      647,631
                                           ---------    ---------    ---------
Costs and expenses:
   Rental operations                         285,652      289,820      395,732
   General and administrative                 69,840       69,830       80,048
   Interest                                  635,899      638,892    1,283,218
   Depreciation and amortization             233,623      233,656      308,684
                                           ---------    ---------    ---------
               Total costs and expenses    1,225,014    1,232,198    2,067,682
                                           ---------    ---------    ---------
Loss before extraordinary item              (736,581)    (810,675)  (1,420,051)

Extraordinary gain on extinguishment of debt       0            0    1,292,617
                                           ---------    ---------    ---------
Net loss                                 ($  736,581) ($  810,675) ($  127,434)
                                           =========    =========    =========
Net loss per limited partnership unit:
   Loss before extraordinary item        ($    62.81) ($    69.13) ($   121.09)
   Extraordinary item                              0            0       110.23
                                           ---------    ---------    ---------
                                         ($    62.81) ($    69.13) ($    10.86)
                                           =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                       Diversified
                                        Historic        Limited
                                      Advisors (1)   Partners (2)      Total

Percentage participation in profit or loss 1%            99%           100%

Balance at December 31, 1995           ($129,464)   ($3,630,402)   ($3,759,866)
Net loss                                  (1,274)      (126,160)      (127,434)
                                         -------      ---------      ---------
Balance at December 31, 1996            (130,738)    (3,756,562)    (3,887,300)
Net loss                                  (8,107)      (802,568)      (810,675)
                                         -------      ---------      ---------
Balance at December 31, 1997            (138,845)    (4,559,130)    (4,697,975)
Net loss                                  (7,366)      (729,215)      (736,581)
                                         -------      ---------      ---------
Balance at December 31, 1998           ($146,211)   ($5,288,345)   ($5,434,556)
                                         =======      =========      =========


 (1)   General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                                1998       1997        1996

Cash flows from operating activities:
   Net loss                                  ($736,581) ($810,675) ($  127,436)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
Extraordinary gain on extinguishment of debt, net    0          0   (1,292,617)
Depreciation and amortization                  233,623    233,656      308,684
Changes in assets and liabilities,
  net of disposals due to foreclosure:
   Increase in restricted cash                  (4,553)      (824)     (27,241)
   (Increase) decrease in accounts receivable   (4,313)    46,113       34,677
   Increase (decrease) in accounts payable
     - trade                                   134,402    108,151     (226,953)
   Increase in accounts payable - related
     parties                                    36,809     39,099      229,100
   Decrease in accounts payable-taxes                0          0     (174,514)
   Increase (decrease) in interest payable     343,657    355,834     (246,991)
   Increase (decrease) in tenant security
     deposits                                    6,050     (2,281)       1,291
   Increase (decrease) in other liabilities     11,806       (434)     (16,710)
                                               -------    -------    ---------
      Net cash provided by (used in) operating  20,900    (31,361)  (1,538,710)
        activities:                            -------    -------    ---------
Cash flows from investing activities:
   Capital expenditures                        (11,049)   (14,587)     (41,353)
                                               -------    -------    ---------
      Net cash used in investing activities:   (11,049)   (14,587)     (41,353)
Cash flows from financing activities:          -------    -------    ---------
   Borrowings under debt obligations             2,323     42,641    1,579,509
                                               -------    -------    ---------
      Net cash provided by financing activities: 2,323     42,641    1,579,509
                                               -------    -------    ---------
Increase (decrease) in cash and cash equivalents12,174     (3,307)        (554)
Cash and cash equivalents at beginning of year     710      4,017        4,571
                                               -------    -------    ---------
Cash and cash equivalents at end of year      $ 12,884   $    710   $    4,017
                                               =======    =======    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest $292,242 $238,058 $ 179,626 Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred                        $0         $0   $2,341,111
         Liability reduction                         0          0    3,627,488

*  As a result of foreclosures on properties owned by the Partnership.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors (the "Partnership") was formed in March 1984, with Diversified Historic Advisors as the General Partner. Upon the admission of additional limited partners, the initial limited partner withdrew.

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

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

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 1998, 1997, and 1996).

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

9.     Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

10.    Other Income

Other income is comprised of a write-off of accounts payable in 1996 due to a recalculation and subsequent forgiveness of a portion of the administrative fees charged by BCMI to the Partnership.

11.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

It is the Partnership's intention to continue to hold the properties until they can no longer meet debt service requirements (or with respect to Third Quarter and Wistar Alley, the lender seeks payment on the past due mortgage) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

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

Net income or loss from operations of the Partnership is allocated 10% to the General Partner and 99% to the Limited Partners.

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

In February 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership which owned 21 residential units located in East Greenwich, Rhode Island, for a cash capital contribution of $3,600,000. The lender on the property foreclosed in 1993.

In June 1985, the Partnership was admitted, with a 99.5% general partner interest, to a Pennsylvania general partnership which owned a building consisting of 50 residential units located in Reading, Pennsylvania, for a cash capital contribution of $2,650,000. The lender on the property foreclosed in 1995.

In December 1986, the Partnership acquired a building located in Savannah, Georgia, consisting of 13 apartments and 7,820 square feet of commercial space, for a cash capital contribution of $812,916. The lender on the property foreclosed in 1993.

NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                           1998        1997
                                                          ------      ------
Mortgage loans, interest accrues at 12%, interest       $2,637,188  $2,634,865
only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues at 12%, interest only    1,213,303   1,213,303
payable monthly to the extent of net operating income with a minimum of $6,833; principal due October 31, 2003;
collateralized by the related rental property

Mortgage loan, interest at 15%, payable in equal monthly   138,444     138,444
installments of $1,770 (including interest); due in 1992;
collateralized by the related rental property (A)

Mortgage loan, interest accrues at 2 1/2% over the Federal1,413,800 1,413,800 Home Bank Board Cost of Funds Index with a maximum of
14 1/2% and a minimum of 8 1/2%; therefore 8 1/2% at December 31,
1998 and 1997, interest only payable monthly to the extent of net operating income with a minimum of $9,000;
principal due October 31, 2003; collateralized by the related rental property

Notes payable, interest at 11%; payable monthly, based    380,114      380,114
on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts; principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property (B)

Notes payable, interest at prime plus 1 1/2% (9.25% and
10.00% at December 31, 1998 and 1997, respectively);
principal and interest due upon sale of the related
property; collateralized by the related rental
property (C)                                               96,689       96,689
                                                        ---------    ---------
                                                       $5,879,538   $5,877,215
                                                        =========    =========

(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $155,750 at December 31, 1998 which includes $20,767 for each of 1998, 1997 and 1996.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $313,594 at December 31, 1998 which includes $41,813 for each of 1998, 1997 and 1996.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $66,500 at December 31, 1998 which includes $9,488, $9,613 and $9,526 for 1998, 1997 and 1996, respectively.

Approximate maturities of the mortgage loan obligations at December 31, 1998, for each of the succeeding five years are as follows:


                          1999             $  615,237
                          2000                      0
                          2001                      0
                          2002                      0
                          2003              2,627,103
                          Thereafter        2,637,198
                                            ---------
                                           $5,879,538
                                            =========
NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Partnership's general partner, assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1997 and 1998. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1998 is $72,118.

NOTE H - EXTRAORDINARY GAINS/ LOSSES

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

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                            For the Years Ended December 31,
                                            1998          1997          1996
                                           ------        ------        ------
Net loss - book                        ($  736,581)  ($  810,675)  ($  127,434)
Excess of book over tax depreciation         8,169        11,092        88,563
Extraordinary gain on foreclosure                0             0      (920,733)
                                         ---------     ---------     ---------
Net loss - tax                         ($  728,412)  ($  799,583)  ($  959,604)
                                         =========     =========     =========

Partners' equity - book                ($5,434,556)  ($4,697,975)  ($3,887,300)
Costs of issuance                        1,393,762     1,393,762     1,393,762
Cumulative tax (under) over book loss     (718,311)     (726,480)     (737,572)
                                         ---------     ---------     ---------
Partners' equity - tax                 ($4,759,105)  ($4,030,693)  ($3,231,110)
                                         =========     =========     =========

                       SUPPLEMENTAL INFORMATION

                             DIVERSIFIED HISTORIC INVESTORS
                                 (a limited partnership)

                  SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1998

                                                                        Cost
                                                                    Capitalized
                           Initial Cost to Partnership (b)         Subsequent to
                                                                    Acquisition

                                         Buildings
                                           and                  Date of  Date
Description (a)    Encumbrances  Land  Improvements ImprovementsConstr. Acquired
                      (g)                                               (a)(d)

9 condominium                                          (h)
apartment units in                                  ($106,626)
Philadelphia, PA    $2,637,188  $16,833  $1,944,427   14,569     1984   12/28/94


17 apartment units
and 1,000 square
feet of
commercial space
Philadelphia, PA     1,351,747 120,000    1,744,097    45,408    1984   11/14/84

18 apartment units
and 5,188 square
feet of
commercial space                                        (h)
in Philadelphia,                                      (45,079)   1984-
PA                   1,890,603 174,000    2,188,961    17,843    1985   12/14/84
                     --------- -------    ---------   -------
TOTAL               $5,879,538$310,833  $5,877,485  ($73,885)
                     ========= =======   =========    ======


                     Gross Amount at which Carried at
                     December 31, 1998
                                       Buildings
                                          and                        Accumulated
Description               Land        Improvements    Total (c) (e) Depreciation
                                                                        (e)(f)
9 condominium
apartment units in
Philadelphia, PA            $16,833    $1,861,638       $1,878,471   $1,055,855

17 apartment units
and 1,000 square
feet of
commercial space
Philadelphia, PA            120,000     1,798,722        1,918,722    1,007,863

18 apartment units
and 4,500 square
feet of
commercial space
in Philadelphia, PA         174,000     2,200,066        2,374,066    1,226,454
                            -------     ---------        ---------    ---------
TOTAL                      $310,833    $5,860,426       $6,171,259   $3,290,172
                            =======     =========        =========    =========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1998, for Federal income tax purposes is approximately $5,890,261. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)    Development /rehabilitation was completed during 1986.

(E)    Reconciliation of real estate:

                                           1998          1997          1996
                                          ------        ------        ------
Balance at beginning of year           $ 6,160,210   $ 6,145,623   $ 8,376,591
Additions during the year:
   Improvements                             11,049        14,587        41,353
                                         ---------     ---------     ---------
                                         6,171,259     6,160,210     8,417,944
Deductions during the year:
   Retirements                                   0             0    (2,272,321)
                                         ---------     ---------     ---------
Balance at end of year                 $ 6,171,259   $ 6,160,210   $ 6,145,623
                                         =========     =========     =========
Reconciliation of accumulated depreciation:
                                           1998          1997          1996
                                          ------        ------        ------
Balance at beginning of year           $ 3,056,549   $ 2,822,893   $ 3,614,119
Depreciation expense for the year          233,623       233,656       308,684
Retirements                                      0             0    (1,099,910)
                                         ---------     ---------     ---------
Balance at end of year                 $ 3,290,172   $ 3,056,549   $ 2,822,893
                                         =========     =========     =========

(F) See Note B to the financial statements for depreciation method and lives.

(G)    See Note F to the financial statements for further information.

(H) In connection with the purchase of certain of the properties, the sellers agreed to reimburse the Partnership for cash flow deficits, as defined, of these properties. Such reimbursements were treated as a reduction of amounts allocated to the buildings and improvements account.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                               PART III

Item 10.       Directors and Executive Officers of the Registrant

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

              On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced Diversified Historic Properties, Inc. ("DHP") as partners of DHA. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

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

             Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 33) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant has paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1996 through 1998.

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


                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998 and 1997.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

                           21          Subsidiaries   of  the  Registrant   are
                                       listed in Item 2. Properties of this Form 10-K.

                    (b)  Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                    (c)  Exhibits:

                         See Item 14(A)(3) above.

                              SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIVERSIFIED HISTORIC INVESTORS

Date: April 26, 1999       By: Diversified Historic Advisors, General Partner
      --------------
                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       -----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                   By:  /s/ Michele F. Rudoi
                                        --------------------
                                        MICHELE F. RUDOI,
                                        Assistant Secretary

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                          Capacity                 Date

DIVERSIFIED HISTORIC ADVISORS       General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                             April 26, 1999
        -------------------------                          --------------
        SPENCER WERTHEIMER
        President and Treasurer

    By:  /s/ Michele F. Rudoi                              April 26, 1999
         ------------------------                          --------------
         MICHELE F. RUDOI,
         Assistant Secretary