Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 1999-06-04
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                                --------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                      At March 31, 1999, Registrant had cash of approximately $8,861. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $43,944 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $216,870 ($18.50 per limited partnership unit) compared to a net loss of $219,378 ($18.71 per limited partnership unit) for the same period in 1998.

                     Rental income increased $9,327 from $116,677 in the first quarter of 1998 to $126,004 in the same period in 1999. The increase resulted from an increase in rental income at Wistar Alley due to an increase in average occupancy (94% to 97%), an increase at Smythe Stores due to an increase in the average occupancy (89% to 100%) and an increase at Third Quarter due to an increase in the average occupancy (90% to 94%).

                     Expense for rental operations increased by $7,285 from $101,673 in the first quarter of 1998 to $108,958 in the same period in 1999. Expenses for rental operations increased due a slight overall increase in the operating expenses at Third Quarter and an increase in commissions expense at Wistar Alley due to a higher turnover of apartment units.

                      Losses  incurred  during  the  quarter  at   the
Registrant's three properties amounted to $190,000, compared to a loss of approximately $193,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred a loss of $91,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to a loss of $95,000 in the first quarter of 1998, including $18,000 of depreciation expense. The decrease in the loss from the first quarter of 1998 to the same period in 1999 is due to an increase in rental income due to an increase in the average occupancy (89% to 100%).

                     In the first quarter of 1999, Registrant incurred a loss of $55,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $55,000 including $18,000 of depreciation expense in the first quarter of 1998. Although there were no significant changes at the property from the first quarter of 1998 to the same period in 1999, there was an increase in rental income due to an increase in average occupancy (90% to 94%) offset by an overall increase in operating expenses.

                     In the first quarter of 1999, Registrant incurred
a loss of $44,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $43,000 including $22,000 of depreciation expense in the first quarter of 1998. The increase in the loss from the first quarter of 1998 to the same period in 1999 is mainly the result of an increase in commission expense offset by an increase in rental income due to an increase in the average occupancy (94% to 97%). Commissions expense increased due to a higher turnover of apartment units.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1999       December 31, 1998
                                             (Unaudited)
Rental properties, at cost:
Land                                        $  310,833              $  310,833
Buildings and improvements                   5,721,048               5,721,049
Furniture and fixtures                         139,377                 139,377
                                             ---------               ---------
                                             6,171,258               6,171,259
Less - Accumulated depreciation             (3,348,854)             (3,290,172)
                                             ---------               ---------
                                             2,822,404               2,881,087

Cash and cash equivalents                        8,861                  12,884
Restricted cash                                 43,944                  73,440
Accounts receivable                             17,341                  16,782
Other  assets  (net  of  amortization   of
$30,510    at   March   31,    1999    and
December 31, 1998)                                   0                       0
                                             ---------               ---------
       Total                                $2,892,550              $2,984,193
                                             =========               =========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                            $5,879,538              $5,879,538
Accounts payable:
       Trade                                   538,858                 507,524
       Related parties                         408,624                 399,548
Interest payable                             1,663,191               1,573,798
Accrued liabilities                              8,542                  14,343
Tenant security deposits                        45,223                  43,998
                                             ---------               ---------
       Total liabilities                     8,543,976               8,418,749
                                             ---------               ---------
Partners' equity                            (5,651,426)             (5,434,556)
                                             ---------               ---------
       Total                                $2,892,550              $2,984,193
                                             =========               =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                         Three months           Three months
                                            Ended                  Ended
                                           March 31,              March 31,
                                             1999                    1998
Revenues:
Rental income                             $ 126,004                $ 116,677
Interest income                                 634                      240
                                           --------                 --------
       Total revenues                       126,638                  116,917
                                           --------                 --------
Costs and expenses:
Rental operations                           108,958                  101,673
General and administrative                   17,460                   17,460
Interest                                    158,408                  159,033
Depreciation and amortization                58,682                   58,129

       Total costs and expenses             343,508                  336,295
                                           --------                 --------
Net loss                                 ($ 216,870)              ($ 219,378)
                                           ========                 ========

Net loss per limited partnership unit    ($   18.50)              ($   18.71)
                                           ========                 ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                        1999            1998
Cash flows from operating activities:
 Net loss                                           ($ 225,742)     ($ 219,378)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                          58,682          58,129
 Changes in assets and liabilities:
 Decrease in restricted cash                            29,496          24,557
 Increase in accounts receivable                          (559)         (1,663)
 Increase in accounts payable - trade                   40,205          38,013
 Increase in accounts payable - related parties          9,076           9,076
 Increase in interest payable                           89,394          91,238
 (Decrease)increase in accrued liabilities              (5,800)          2,014
 Increase in tenant security deposits                    1,225           1,555
                                                      --------        --------
Net cash (used in) provided by operating activities     (4,023)          3,541
                                                      --------        --------
Cash flows from investing activities:
 Capital expenditures                                        0               0
                                                      --------        --------
Net cash used in investing activities                        0               0
                                                      --------        --------
Cash flows from financing activities:
 Proceeds from debt financing                                0             273
                                                      --------        --------
Net cash provided by financing activities                    0             273
                                                      --------        --------
(Decrease)increase in cash and cash equivalents         (4,023)          3,814

Cash and cash equivalents at beginning of period        12,884             710
                                                      --------        --------
Cash and cash equivalents at end of period           $   8,861       $   4,524
                                                      ========        ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

                (b) Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 4, 1999          DIVERSIFIED HISTORIC INVESTORS
       ------------
                             By: Diversified Historic Advisors, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER,
                                         President and Treasurer