Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 1999-08-25
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number                     0-14934
                       -----------------------------------------------
                       DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2312037
-------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                     Identification No.)

                 1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

(1)    Liquidity

                      At  June  30,  1999,  Registrant  had  cash   of
approximately $13,446. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $58,404 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant recognized net income of $303,094 ($25.85 per limited partnership unit) compared to a net loss of $176,022 ($15.01 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant recognized income of $86,224 ($7.35 per limited partnership unit) compared to a net loss of $395,400 ($33.72 per limited partnership unit) for the same period in 1998.

                     Rental income increased $2,610 from $119,968 in the second quarter of 1998 to $122,578 in the same period in 1999. The increase resulted from an increase in rental income due to an increase in average occupancy at both Third Quarter 92% to 96%) and Wistar Alley (94% to 95%) and increases in the average rental rates partially offset by a decrease at Smythe Stores due to a decrease in the average occupancy (96% to 78%) and the sale of one condominium unit.

                     Rental income increased $11,937 from $236,645 for the first six months of 1998 to $248,582 for the same period in 1999. The increase resulted from an increase in rental income due to an increase in average occupancy at both Third Quarter (91% to 95%) and Wistar Alley (94% to 96%) and increases in the average rental rates.

                     Expense for rental operations increased by $1,259 from $61,823 in the second quarter of 1998 to $63,082 in the same period in 1999 and increased by $8,545 from $163,496 for the first six months of 1998 to $172,041 for the same period in 1999. The increase in rental operations for both the second quarter of 1999 and the first six months of 1999 as compared to the same periods in 1998 is due to increases in management fees, utilities, and commissions at Third Quarter and an increase in maintenance expense and commissions at Wistar Alley due to increases in the average occupancy. The increases are partially offset by a decrease in maintenance and commissions expense at Smythe Stores due to the sale of the condominium unit.

        Interest expense decreased $11,692 from $159,044 in the second quarter of 1998 to $147,352 in the same period in 1999 and decreased by $12,317 from $318,077 for the first six months of 1998 to $305,760 for the same period in 1999. The decrease in interest expense is due to the sale of one condominium unit at Smythe Stores.

       Income recognized during the second quarter at the Registrant's properties amounted to $329,000, compared to a loss of approximately $150,000 for the same period in 1998. For the first six months of 1999 the Registrant's properties recognized a gain of $139,000 compared to a loss approximately $343,000 for the same period in 1998.

                      In the second quarter of 1999, Registrant recognized income of $385,000 at the Smythe Stores Condominium complex including $18,000 of depreciation expense, compared to a loss of $91,000 in the second quarter of 1998, including $18,000 of depreciation expense and for the first six months of 1999, Registrant recognized income $294,000 including $37,000 of depreciation expense, compared to a loss of $186,000 for the same period in 1998, including $37,000 of depreciation expense. Included in income in the second quarter of 1999 and the first six months of 1999 is a gain of $467,000 related to the sale of a condominium unit. Overall, exclusive of the gain the property would have recognized a loss of $82,000 for the second quarter of 1999 compared to a loss of $91,000 in the same quarter of 1998 and a loss of $173,000 for the first six months of 1999 compared to a loss of $186,000 for the same period in 1998. The decrease in the loss is a result of a decrease in interest, maintenance and commissions expense due to the sale of the condominium unit. The decrease for the second quarter is also due to a decrease in the rental income due to a decrease in the average occupancy (96% to 78%).

                    In the second quarter of 1999, Registrant incurred a loss of $36,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $38,000 including $18,000 of depreciation expense in the second quarter of 1998 and for the first six months of 1999, Registrant incurred a loss of $91,000, including $36,000 of depreciation expense, compared to a loss of $93,000 for the same period in 1998, including $36,000 of depreciation expense. The decrease in the loss for both the second quarter and the first six months of 1998 to the same periods in 1999 is the result of an increase in rental income due to an increase in occupancy (92% to 96%) for the second quarter and (91% to 95%) for the first six months and an increase in the average rental rates, partially offset by an overall increase in operating expenses including management fees, utilities, and commissions due to the increase in average occupancy.

                    In the second quarter of 1999, Registrant incurred
a loss of $20,000 at Wistar Alley, including $44,000 of depreciation expense, compared to a loss of $21,000, including $22,000 of depreciation expense, in the second quarter of 1998. For the first six months of 1999, Registrant incurred a loss of $64,000, including $44,000 of depreciation expense, compared to a loss of $64,000, including $44,000 of depreciation expense, for the same period in 1998. Although there was no significant change overall, rental income increased due to an increase in occupancy (94% to 95%) for the second quarter and (94% to 96%) for the first six months and an increase in the average rental rates. The increase was partially offset by an increase in operating expenses including maintenance and commissions expense as a result of the increase in occupancy.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        June 30, 1999         December 31, 1998
                                         (Unaudited)
Rental properties, at cost:
Land                                     $  308,963               $  310,833
Buildings and improvements                5,518,456                5,721,049
Furniture and fixtures                      135,121                  139,377
                                          ---------                ---------
                                          5,962,540                6,171,259
Less - Accumulated depreciation          (3,287,778)              (3,290,172)
                                          ---------                ---------
                                          2,674,762                2,881,087

Cash and cash equivalents                    13,446                   12,884
Restricted cash                              58,404                   73,440
Accounts receivable                          13,039                   16,782
Other  assets  (net of amortization of
$30,510)                                          0                        0
                                          ---------                ---------
       Total                             $2,759,651               $2,984,193
                                          =========                =========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $5,323,658               $5,879,538
Accounts payable:
       Trade                                568,674                  507,524
       Related parties                      417,801                  399,548
Interest payable                          1,738,029                1,573,798
Tenant security deposits                     44,948                   43,998
Other liabilities                            14,873                   14,343
                                          ---------                ---------
       Total liabilities                  8,107,983                8,418,749
                                          ---------                ---------
Partners' equity                         (5,348,332)              (5,434,556)
                                          ---------                ---------
       Total                             $2,759,651               $2,984,193
                                          =========                =========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                  Three months               Six months
                                 Ended June 30,            Ended June 30,
                               1999        1998           1999         1998

Revenues:
   Rental income            $ 122,578    $ 119,968      $ 248,582    $ 236,645
   Gain on sale of units      466,918            0        466,918            0
   Interest income                173          467            807          707
                              -------      -------        -------      -------
   Total revenues             589,669      120,435        716,307      237,352
                              -------      -------        -------      -------
Costs and expenses:
   Rental operations           63,082       61,823        172,040      163,496
   General and
      Administrative           17,460       17,460         34,920       34,920
   Interest                   147,352      159,044        305,760      318,077
   Depreciation and
      Amortization             58,681       58,130        117,363      116,259
                              -------      -------        -------      -------
   Total costs and
      Expenses                286,575      296,457        630,083      632,752
                              -------      -------        -------      -------
Net income (loss)           $ 303,094   ($ 176,022)     $  86,224   ($ 395,400)
                              =======      =======        =======      =======
Net income (loss) per
limited partnership unit    $   25.85   ($   15.01)     $    7.35   ($   33.72)
                             ========     ========       ========     ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                         1999          1998

Cash flows from operating activities:
 Net income (loss)                                      $86,224     ($395,400)
 Gain from sale of unit                                (466,918)            0
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                          117,363       116,259
 Changes in assets and liabilities:
 Decrease in restricted cash                             15,036         8,729
 Decrease (increase) in accounts receivable               3,742        (1,856)
 Increase in accounts payable - trade                    61,150        72,222
 Increase in accounts payable - related parties          18,253        18,253
 Increase in interest payable                           164,231       178,768
 Increase in accrued liabilities                            531         2,513
 Increase in tenant security deposits                       950         5,325
                                                        -------       -------
Net cash provided by operating activities                   562         4,813
                                                        -------       -------
Cash flows from investing activities:
 Capital expenditures                                         0             0
                                                        -------       -------
Net cash used in investing activities                         0             0
                                                        -------       -------
Cash flows from financing activities:
 Proceeds from debt financing                                 0           710
                                                        -------       -------
Net cash provided by financing activities                     0           710
                                                        -------       -------
Increase in cash and cash equivalents                       562         5,523

Cash and cash equivalents at beginning of period         12,884           710
                                                        -------       -------
Cash and cash equivalents at end of period            $  13,446      $  6,233
                                                        =======       =======

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                    (b) Reports on Form 8-K:

                        No  reports  were  filed  on  Form  8-K  during  the
                        quarter       ended       June       30,       1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 1998         DIVERSIFIED HISTORIC INVESTORS
      ---------------
                              By: Diversified Historic Advisors, General Partner

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