Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 1999-12-07
CIK 745143

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC.  20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               ----------------------------------------
                     or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________

Commission file number                  0-14934
                       -------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2312037
-------------------------------                    ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

                1609 Walnut Street, Philadelphia, PA   19103
------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                                 N/A
------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)  Liquidity

                At September 30, 1999, Registrant had cash of approximately $10,467. Cash generated from operations is used primarily to fund operating
expenses and debt service.    If cash flow proves to be insufficient, the
Registrant will attempt to negotiate with the various lenders in order to
remain current on all obligations.   The Registrant is not aware of any
additional sources of liquidity.

               As   of  September  30,  1999, Registrant had restricted cash
of $70,260 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (2)  Capital Resources

              Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements.

          (3)  Results of Operations

              During the third quarter of 1999, Registrant incurred a net loss of $135,695 ($11.57 limited partnership unit) compared to a net loss of $159,263 ($13.58 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, the Registrant incurred a net loss of $49,470 ($4.21 per limited partnership unit) compared to a net loss of $554,666 ($47.30 per limited partnership unit) for the same period in 1998. Included in the loss for the first nine months of 1999 is a gain of $466,918 relating to the sale of one condominium unit at Smythe Stores in July 1999.

              Rental income decreased  $2,352 from $125,332 in the third
quarter of 1998 to $122,980  in  the same period in  1999.   The decrease
resulted from the sale of one condominium unit at Smythe Stores partially offset by an increase at Third Quarter due to an increase in the average occupancy (95% to 99%).

              Rental income increased $9,585 from $361,977 for the first nine months of 1998 to $371,562 for the same period in 1999. The increase resulted from increases in average rental rates at both Third Quarter and Wistar Alley and an increase in the average occupancy at Third Quarter (92% to 96%) partially offset by a decrease at Smythe Stores due to the sale of the condominium unit.

              Expenses for rental operations decreased by $1,272 from $49,897 in the third quarter of 1998 to $48,625 in the same period in 1999 and increased by $6,952 from $213,714 for the first nine months of 1998 to $220,666 for the same period in 1999. The increase in the expense from the first nine months of 1998 to the same period in 1999 is due to an increase in
commissions  expense  at  Third Quarter   and   an  increase  in  maintenance
expense  at Wistar Alley due to increases  in the turnover of apartment units.

               Interest   expense   decreased $24,725 from $159,008 in the
third quarter of 1998 to $134,283 in the same period in 1999 and decreased $37,042 from $477,085 for the first nine months of 1998 to $440,043 for the
same   period  in  1999.   The  decrease  in interest  expense is due to the
sale of the condominium unit at Smythe Stores and consequent reduction of outstanding debt.

             Losses incurred during the third quarter at the Registrant's properties amounted to $109,000, compared to a loss of approximately $132,000 for the same period in 1998. For the first nine months of 1999 the Registrant's properties recognized income of $31,000 compared to a loss of approximately $476,000 for the same period in 1998.

              In the third quarter of 1999, Registrant incurred a loss of $65,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to a loss of $84,000 in the third quarter
of 1998,  including  $18,000  of   depreciation expense  and  for the first
nine months of 1999, Registrant recognized income of $229,000 including $56,000 depreciation expense, compared to a loss of $270,000 for the same period in 1998, including $55,000 of depreciation expense. Included in income in the first nine months of 1999 is a gain of $467,000 related to
the sale of a condominium unit.   Overall, exclusive of  the  gain  the
property would have recognized a loss of $238,000 for the first nine months of 1999 compared to a loss of $270,000 for the same period in 1998. The decrease in the loss for both the third quarter and the first nine months of 1998 to the same periods in 1999 is a result of a decrease in interest expense partially offset by a decrease in rental income due to the sale of the condominium unit.

              In  the third quarter of  1999, Registrant  incurred a  loss of $27,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $33,000 including $18,000 of depreciation expense in the third quarter of 1998 and for the first nine months of 1999, Registrant incurred a loss of $118,000, including $54,000 of depreciation expense, compared to a loss of $126,000 for the same period in 1998, including $54,000 of depreciation expense. The decrease in the loss for both the third quarter and the first nine months of 1998 to the same periods in 1999 is the result of an increase in rental income partially offset by an increase in commissions expense due to an increase in the turnover of apartment units. Rental income increased due to an increase in the average occupancy (95% to 99%) for the third quarter and (92% to 96%) for the first nine months combined with an increase in the average rental rates.

              In  the third quarter of  1999, Registrant  incurred a loss of
$17,000  at Wistar    Alley,   including    $22,000 of depreciation expense,
compared to a  loss of $15,000  including  $22,000  of  depreciation expense
in the third quarter of  1998.   The increase in the loss from the third
quarter 1998 to the same period in 1999 is the result of an increase in maintenance expense due to an increase in the turnover of apartment units.

              For the first nine months of 1999, Registrant incurred a loss of $80,000 at Wistar Alley, including $66,000 of depreciation expense, compared to a loss of $80,000 including $66,000 of depreciation expense for the same period in 1998. Although there was no overall change from the first nine months of 1998 to the same period in 1999, there was an increase in rental income due to an increase in the average rental rates partially offset by an increase in maintenance expense due to an increase in the turnover of apartment units.

                        DIVERSIFIED HISTORIC INVESTORS
                    (a Pennsylvania limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                Assets

                               September 30, 1999    December 31, 1998
                               ------------------    -----------------
                                  (Unaudited)
Rental properties, at cost:
Land                              $   308,963           $   310,833
Buildings and improvements          5,518,456             5,721,049
Furniture and fixtures                135,121               139,377
                                    ---------             ---------
                                    5,962,540             6,171,259
Less - Accumulated depreciation    (3,346,460)           (3,290,172)
                                    ---------             ---------
                                    2,616,080             2,881,087

Cash and cash equivalents              10,467                12,884
Restricted cash                        70,260                73,440
Accounts receivable                    15,873                16,782
Other assets (net of amortization
of $30,510  at  September  30,
1999 and December 31, 1998)             1,623                     0
                                    ---------             ---------
     Total                         $2,714,303            $2,984,193
                                    =========             =========
                          Liabilities and Partners' Equity

Liabilities:
Debt obligations                   $5,329,658            $5,879,538
Accounts payable:
     Trade                            582,130               507,524
     Related parties                  427,079               399,548
Interest payable                    1,806,196             1,573,798
Tenant security deposits               43,653                43,998
Other liabilities                       9,613                14,343
                                    ---------             ---------
     Total liabilities              8,198,329             8,418,749
                                    ---------             ---------
Partners' equity                   (5,484,026)           (5,434,556)
                                    ---------             ---------
     Total                         $2,714,303            $2,984,193
                                    =========             =========

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS
                     (a Pennsylvania limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                            Three months             Nine months
                         Ended September 30,     Ended September 30,
                          1999      1998            1999      1998

Revenues:
   Rental income        $122,980    $125,332     $371,562    $361,977
   Interest income           375         220        1,182         924
   Gain on sale of units       0           0      466,918           0
                         -------     -------      -------     -------
  Total revenues         123,355     125,552      839,662     362,901
                         -------     -------      -------     -------
Costs and expenses:
   Rental operations      48,625      50,218      220,664     213,714
   General and            17,460      17,460       52,380      52,380
    administrative
   Interest              134,283     159,008      440,043     477,085
   Depreciation and
    amortization          58,682      58,129      176,045     174,388
                         -------     -------      -------     -------
  Total costs and        259,050     284,815      889,132     917,567
    expenses             -------     -------      -------     -------

Net loss               ($135,695)  ($159,263)   ($ 49,470)  ($554,666)
                         =======     =======      =======     =======
Net loss per limited
   Partnership unit    ($  11.57)  ($  13.58)   ($   4.21)  ($  47.30)
                         =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS
                     (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                            Nine months ended
                                              September 30,
                                               1999    1998

Cash flows from operating activities:
 Net loss                                  ($ 49,470) ($554,666)
 Gain from sale of unit                     (466,918)         0
Adjustments to reconcile net loss to
net cash (used in) provided by
operating activities:
 Depreciation and amortization               176,045    174,388
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash        3,180     (4,085)
 Decrease (increase) in accounts receivable      909     (3,438)
 Increase in other assets                     (1,623)         0
 Increase in accounts payable - trade         74,604     95,607
 Increase in accounts payable -               27,531     27,531
   related parties
 Increase in interest payable                232,398    262,859
 (Decrease) increase in accrued liabilities   (4,728)     8,582
 (Decrease) increase in tenant                  (345)     3,945
  security deposits
                                             -------    -------
Net cash (used in) provided by operating      (8,417)    10,723
  activities                                 -------    -------

Cash flows from investing activities:
 Capital expenditures                              0          0
                                             -------    -------
Net cash used in investing activities              0          0
                                             -------    -------

Cash flows from financing activities:
 Proceeds from debt financing                  6,000        713
                                             -------    -------
Net cash provided by financing activities      6,000        713
                                             -------    -------
(Decrease) increase in cash and cash          (2,417)    11,436
equivalents

Cash and cash equivalents at beginning        12,884        710
 of period                                   -------    -------

Cash and cash equivalents at end of period  $ 10,467   $ 12,146
                                             =======    =======

The accompanying notes are an intergral part of these financial statements.

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

           (b)  Reports on Form 8-K:

                No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 1999     DIVERSIFIED HISTORIC INVESTORS
      ----------------
                           By: Diversified Historic Advisors, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/  Spencer Wertheimer
                                       -----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer