Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2000-08-22
CIK 745143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1999
                         ----------------------------------------------
[   ] TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  -----------
Commission file number                  0-14934
                      -------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2312037
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                    1609 WALNUT STREET, PHILADELPHIA,  PA  19103
-----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  11,609.6 Units

                    UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and   (2)  has  been  subject  to  such  filing requirements for the past
90 days.                      Yes    X    No
                                   -----      -----

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

                    PART I

Item 1.   Business

          a. General Development of Business

             Diversified   Historic   Investors
("Registrant") is a limited partnership  formed
in 1984 under Pennsylvania law.  As of December
31,  1999, Registrant had outstanding  11,609.6
units  of  limited  partnership  interest  (the
"Units").

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

               As   of   December   31,   1999,
Registrant  owned three properties  located  in
Pennsylvania.   In total, the three  properties
contain  41  apartment units and  6,188  square
feet   ("sf")  of  commercial  space.   As   of
December  31,  1999, 37 of the apartment  units
were   under  lease  at  monthly  rental  rates
ranging from $675 to $1,500.  In addition,  all
of  the  commercial space was  under  lease  at
annual  rates ranging from $7.07 to $13.50  per
sf.   Rental  of the apartments and  commercial
space  is  not  expected to be  seasonal.   For
further discussion of the properties, see  Item
2. Properties.

              The Registrant is affected by and
subject  to  the general competitive conditions
of  the  residential and commercial real estate
industries.  The properties currently owned  by
the Registrant are all located in the Olde City
Historic    District   (the   "District")    in
Philadelphia, Pennsylvania in which  there  are
several    similar    historically    certified
rehabilitated buildings.  The Registrant's main
competitor in this market is Historic Landmarks
for   Living   which   owns   several   similar
residential  buildings in  the  District.   The
District has recently re-emerged as a popular place to live for young professionals and has created a large demand for the apartments units owned by the Registrant.

               Registrant  has  no   employees.
Registrant's   activities   are   overseen   by
Brandywine  Construction  &  Management,  Inc.,
("BCMI"), a real estate management firm.

            d.   Financial  Information   About
Foreign  and  Domestic  Operations  and  Export
Sales.

              See  Item 8. Financial Statements
and Supplementary Data.

Item 2.   Properties

           As  of  the  date hereof, Registrant
owned  three properties, or interests  therein.
A summary description of each property held at December 31, 1999 is given below.

           a.  The  Smythe  Stores  Condominium
Complex  - consists of five adjoining buildings
located  at  101-111 Arch Street, in  the  Olde
City  Historic  District  (the  "District")  of
Philadelphia, Pennsylvania.  In November, 1984,
the Registrant acquired 20 residential units of
the complex's 49 units as the 100% equity owner
of    these   units.    The   acquisition   and
rehabilitation  cost was $4,056,375  ($171  per
sf)  funded  by  an equity contribution  and  a
series   of  condominium  mortgages   with   an
original   combined   principal   balance    of
$2,440,000.  The combined principal balance  at
December 31, 1999 is $1,335,267.  Each mortgage
bears  interest  at  12%.   Scheduled  interest
payments  were made through April 1, 1988.   At
that  time, due to insufficient cash flow,  the
Registrant  ceased making payments.   In  1990,
the  lender was placed in receivership  by  the
Resolution Trust Corporation ("RTC").  The  two
entities which purchased the mortgages from the
RTC  each filed complaints for foreclosure  due
to nonpayment.  Foreclosure proceedings on nine
units  were filed in the Court of Common Pleas,
Philadelphia  County  in the  matter  of  Bruin
Holdings,   Inc.   ("Bruin")   v.   Diversified
Historic  Investors and foreclosure proceedings
on  eleven  units were filed in  the  Court  of
Common Pleas, Philadelphia County in the matter
of   EMC   Mortgage  Corporation   ("EMC")   v.
Diversified Historic Investors.  In March 1996,
the  Bruin  cases  were settled  and  the  nine
mortgages  were  sold. The  Registrant  entered
into  an agreement with the new holder  of  the
mortgages whereby monthly payments of  interest
are  to  be  made  in an amount  equal  to  net
operating income.  In December 1996, the eleven
units  associated  with  the  EMC  cases   were
foreclosed by the lender. During 1999, three units were sold at sales prices of $555,880, $369,637 and $376,404.

               The  remaining  six  units   are
managed by BCMI.  As of December 31, 1999, four
apartment  units  were  under  lease  (66%)  at
monthly  rental  rates  ranging  from  $865  to
$1,500.   All  leases  are renewable,  one-year
leases.   The  occupancy for the previous  four
years was 100% for 1998, 96% for 1997, 78%  for
1996  and  85%  for 1995.  The  monthly  rental
range  has  been approximately the  same  since
1995.   For tax purposes, this property  has  a
federal   tax  basis  of  $1,243,314   and   is
depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $7,173 which is based on an assessed value of $138,432 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b.  The  Third Quarter Apartments  -
consists of 17 apartments and 1,000 square feet
of  commercial space located in the District at
47  North Third Street.  In November, 1984, the
Registrant  acquired the building  and  is  the
100%   equity  owner  of  the  property.    The
property  was  acquired and  rehabilitated  for
$1,725,000 ($102 per sf), funded by  an  equity
contribution and two mortgage loans of $860,000
and  $140,000.   On  June 1,  1993,  the  first
mortgage  was  modified.   The  terms  of   the
modification  included  the  addition  of   all
accrued  and  unpaid interest to the  principal
balance, changing the due date to October  1999
and  revising  the payment terms.   In  October
1998,  the  due  date was extended  to  October
2003.   The  new payment terms require  monthly
payments  of  interest equal to  net  operating
income,  with  a minimum of $6,833  per  month.
The  property  has been making payments  of  at
least the minimum amount of $6,833 per month in
order  to  keep  the loan current.   The  first
mortgage  has a principal balance  at  December
31,  1999  of $1,217,307 and bears interest  at
12%.   The second note has a principal  balance
of $138,444, bears interest at 15%, and was due
in  1992.   In  1991,  the  Registrant  stopped
making scheduled mortgage payments. No notice of default has yet been received from the lender.

              The  property is managed by BCMI.
As  of December 31, 1999, 16 of the units  were
under  lease  (94%)  at  monthly  rental  rates
ranging  from  $675 to $1,200 and  all  of  the
commercial space was under lease (100%)  at  an
annual  rental  rate  of $13.50  per  sf.   All
residential  leases  are  renewable,   one-year
leases.   The  occupancy for the previous  four
years  was 94% for 1998, 88% for 1997, 93%  for
1996  and  87%  for 1995.  The  monthly  rental
range  has  been approximately the  same  since
1995.   The occupancy for the commercial  space
has  been 100% for 1998, 58% for 1997 and  100%
for  1996 and 1995.  The annual rental rate was
$8.40  per sf for the previous four years.  The
commercial  lease at Third Quarter  expires  in
December of 2004 with a total annual rental  of
$13,500, which is 7% of the gross annual rental
from  the  property.   For tax  purposes,  this
property  has a federal tax basis of $1,821,589
and  is  depreciated  using  the  straight-line
method  with a useful life of 27.5 years.   The
annual real estate taxes are $17,454 which is based on an assessed value of $211,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c.  Wistar  Alley - located  in  the
District  at  30-32  North  Third  Street,   in
Philadelphia,  Pennsylvania,  consists  of  two
adjoining    buildings   which    contain    18
residential  units and 5,188 sf  of  commercial
area.  The Registrant acquired the buildings in
December  1984 and is the 100% equity owner  of
the  property.  The property was  acquired  and
rehabilitated  for $2,230,000  ($101  per  sf),
funded  by  an  equity contribution  and  three
mortgage loans aggregating $1,400,000.  On June
1,  1993, the first mortgage was modified.  The
terms of the modification included the addition
of  all  accrued  and unpaid  interest  to  the
principal  balance, changing the  due  date  to
October 1998 and revising the payment terms. In
October  1998,  the due date  was  extended  to
October  2003.   The new payment terms  require
monthly  payments  of  interest  equal  to  net
operating income, with a minimum of $9,000  per
month.    The   property  has   not   generated
sufficient  cash  flow to satisfy  the  minimum
requirement;  however, the loan  has  not  been
declared in default.  The first mortgage has  a
principal  balance  at  December  31,  1999  of
$1,418,255  and bears interest at 2  1/2%  over
the Federal Home Bank Board Cost of Funds Index
with  a maximum of 14 1/2% and a minimum  of  8
1/2%.   The  rate  was 8 1/2% at  December  31,
1999.    The   second  and  third  notes   have
principal  balances  at December  31,  1999  of
$380,114, and $96,689.  The notes bear interest
at 11%, and prime plus 1 1/2%, therefore 10% at
December  31,  1999,  respectively,  and   both
principal and interest are due at the earlier of the sale of the Property or the year 2009.

              The  property is managed by BCMI.
As  of December 31, 1999, 18 of the residential
units  were under lease (95%) at monthly  rents
ranging  from  $745 to $1,350 and  all  of  the
commercial  space  was under  lease  (100%)  at
annual  rental  rates  ranging  from  $7.07  to
$11.00  per  sf.   All residential  leases  are
renewable, one-year leases.  The occupancy  for
the  residential  units for the  previous  four
years  was 94% for 1998, 90% for 1997, 88%  for
1996  and  83%  for 1995.  The  monthly  rental
range  has  been approximately the  same  since
1995.   The occupancy for the commercial  space
for the previous four years has been 100% for 1998, 100% for 1997, 100% for 1996 and 38% for
1995. The average annual rental rate has been $6.64 to $10.45 per sf in 1998, $6.00 to $13.85 per sf in 1997, $5.14 to $13.85 per sf for 1996
and $13.85 per sf for 1995.

           The  following  is a  table  showing
commercial lease expirations at Wistar Alley for the next five years.

                                       Total annual    % of gross
          Number of     Total sf of       rental     annual rental
 Years     leases        Expiring        covered     from property
          expiring        leases       by expiring
                                          leases

 2000         0             0               0              0%
 2001         0             0               0              0%
 2002         2         5,188         $46,057             20%
 2003         0             0               0              0%
 2004         0             0               0              0%

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

                    PART II

Item 5.   Market for Registrant's Common Equity
and Related Stockholder Matters

           a.  There  is no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 105 Units of record were sold or exchanged in 1999.

           b.  As  of December 31, 1999,  there
were 1,235 record holders of Units.

           c.  Registrant did not  declare  any
cash dividends in 1999 or 1998.

Item 6.   Selected Financial Data

          The following selected financial data
are for the five years ended December 31, 1999.
The data should be read in conjunction with the
consolidated   financial  statements   included
elsewhere herein. This data is not covered by the independent auditors' report.

                     1999         1998         1997         1996        1995

 Rental income   $  494,852   $  486,864   $  420,903   $  480,731  $  634,710
 Interest income      1,557        1,569          620          623         527
 Net income (loss)  396,475     (736,581)    (810,675)    (127,434)   (178,506)
 Net income (loss)
 per unit             33.81       (62.81)      (69.13)      (10.86)     (15.22)
 Total assets     2,491,417    2,984,193    3,185,727    3,453,392   4,946,064
 (net of
 depreciation and
 amortization)
 Debt obligations 4,586,076    5,879,538    5,877,215    5,834,574   5,607,067

Note:   See  Part  II,  Item  7.3  Results   of
Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item  7.   Management's Discussion and Analysis
of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December 31, 1999, Registrant
had   cash  of  approximately  $11,813.    Cash
generated from operations is used primarily  to
fund  operating expenses and debt service.   If
cash  flow  proves  to  be  insufficient,   the
Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of   $74,163
consisting primarily of funds held as  security
deposits   and  escrows  for   taxes.    As   a
consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (2)  Capital Resources

              Any  capital expenditures  needed
are  generally replacement items and are funded
out  of  cash  from operations  or  replacement
reserves, if any.  The Registrant is not  aware
of  any  factors  which would cause  historical
capital   expenditures   levels   not   to   be
indicative  of  capital  requirements  in   the
future  and accordingly, does not believe  that
it  will  have to commit material resources  to
capital  investment for the foreseeable future.
If  the  need  for  capital  expenditures  does
arise,  the  first  mortgage holder  for  Third
Quarter,  Wistar  Alley and Smythe  Stores  has
agreed  to  fund  capital expenditures.   There
were no funds advanced during 1999 for capital expenditures.

          (3)  Results of Operations

             During 1999, Registrant recognized
income   of   $396,475  ($33.81   per   limited
partnership  unit) compared to a  net  loss  of
$736,581 ($62.81 per limited partnership  unit)
in  1998  compared  to a net loss  of  $810,675
($69.13 per limited partnership unit) in 1997.


               Rental  income  increased   from
$420,903  in  1997  to  $486,864  in  1998   to
$494,852  in 1999.  The increase from  1998  to
1999 is the result of an increase at both Third
Quarter  and  Wistar Alley and  a  decrease  at
Smythe   Stores  due  to  the  sale  of   three
condominium  units in 1999.  Rental  income  at
Third  Quarter increased due to an increase  in
the  average  occupancy (93%  to  96%)  and  an
increase  in the average rental rates.   Rental
income  at  Wistar Alley increased  due  to  an
increase  in  the  average rental  rates.   The
increase from 1997 to 1998 is the result of an increase at all three properties due to an increase in the average occupancy and the average rental rates.

                Rental    operations   expenses
decreased from $289,820 in 1997 to $285,652  in
1998  to  $269,895 in 1999.  The decrease  from
1998  to  1999 is due to a decrease  in  rental
operations expense at Smythe Stores,  partially
offset  by  an  increase in  rental  operations
expense  at  Third Quarter and an  increase  in
maintenance  expense  at  Wistar  Alley.    The
decrease  at Smythe Stores is a result  of  the
sale  of three condominium units.  The increase
at  Third  Quarter is due to  the  increase  in
average    occupancy.    Maintenance    expense
increased at Wistar Alley due to an increase in
the  turnover of apartment units.  The decrease
from  1997  to  1998 is due to  a  decrease  in
maintenance  expense at Wistar Alley  partially
offset  by  an  increase  in  maintenance   and
commissions expense at both Smythe Stores and Third Quarter. Maintenance expense at Wistar
Alley decreased due to deferred maintenance performed at the property in 1997. Maintenance and commissions expense increased at Smythe
Stores and Third Quarter due to an increase in the turnover of apartment units.

              Interest  expense decreased  from
$638,892  in  1997  to  $635,899  in  1998   to
$567,159 in 1999. The decrease in interest expense from 1998 to 1999 is due to the sale of the condominium units at Smythe Stores in 1999.

              In  1999, income of $516,000  was
recognized at the Registrant's three properties
compared  to a loss of $616,000 in 1998  and  a
loss  of  $686,000 in 1997.   A  discussion  of
property operations/activities follows:

              In  1999,  Registrant  recognized
income  of $755,000 at the six units  owned  at
the Smythe Stores Condominium complex including
$75,000 of depreciation expense compared  to  a
loss   of   $354,000   including   $75,000   of
depreciation  expense in 1998  and  a  loss  of
$370,000   including  $75,000  of  depreciation
expense  in 1997.  Included in income for  1999
is  a  gain of $102,626 related to the sale  of
three  condominium units and  an  extraordinary
gain of $939,333 for the extinguishment of debt
related to those sales.  The extraordinary gain
represents  the excess of the debt extinguished
by  the  sales  of the three condominium  units
over  the  fair  market  value  of  the  units.
Overall,  exclusive of the gains, the  property
would  have  recognized a loss of $287,000  for
1999  compared to a loss of $354,000  in  1998.
The  decrease in the loss from 1998 to 1999  is
the  result  of  a  decrease in  rental  income
partially  offset  by  a  decrease  in   rental
operations   expense   including   maintenance,
management  fees, commissions  and  condominium
fees, and a decrease in interest expense.   The
decrease  in  rental income, rental  operations
and  interest expense is due to the sale of the
three  condominium units in 1999.  The decrease
in  the loss from 1997 to 1998 is the result of
an increase in rental income due to an increase
in  the  average rental rates, partially offset
by  an  increase in maintenance and  commission
expense.    Both  maintenance  and  commissions
expense increased due to a higher turnover of apartment units.

               On  June  30,  1992  Diversified
Historic  Properties, Inc., co-partner  of  the
Registrant's  general partner, assigned  to  D,
LTD  (its  parent) a note receivable  from  the
Registrant  in  the  amount of  $127,418  which
bears interest at 10% with the entire principal
and accrued interest due on June 30, 1997.   On
October  8, 1993 D, LTD obtained a judgment  in
the  amount of $156,873 on this note in  Common
Pleas    Court    for   Philadelphia    County,
Pennsylvania.  The judgment accrues interest at
15%.   Interest accrued was $6,713 during  both
1998 and 1999.  Payments on the judgment are to
be  made from available cash flow from  any  of
the    three   properties   and   before    any
distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 1999 was $78,831.

              In  1999,  Registrant incurred  a
loss   of   $144,000  at  the   Third   Quarter
Apartments  including $72,000  of  depreciation
and amortization expense compared to a loss  of
$164,000 including $72,000 of depreciation  and
amortization  expense in 1998  and  a  loss  of
$174,000 including $72,000 of depreciation  and
amortization expense in 1997.  The decrease  in
the loss from 1998 to 1999 is the result of  an
increase in rental income due to an increase in
the  average  occupancy (93%  to  96%)  and  an
increase  in the average rental rates partially
offset  by  an  increase in  rental  operations
expense  including management fees due  to  the
increase in average occupancy.  The decrease in
the loss from 1997 to 1998 is the result of  an
increase in rental income due to an increase in
the  average  occupancy (88%  to  93%)  and  an
increase  in the average rental rates partially
offset  by  an  increase  in  maintenance   and
commissions expense increased due to a higher turnover of apartment units.

              In  1999,  Registrant incurred  a
loss  of  $95,000  at  Wistar  Alley  including
$88,000   of   depreciation  and   amortization
expense compared to a loss of $98,000 including
$88,000   of   depreciation  and   amortization
expense   in  1998  and  a  loss  of   $142,000
including    $87,000   of   depreciation    and
amortization expense in 1997. The decrease in the loss from 1998 to 1999 is the result of an increase in rental income due to an increase in the average rental rates partially offset by an increase in maintenance expense. Maintenance expense increased due to an increase in the turnover of apartment units. The decrease in the loss from 1997 to 1998 is the result of an increase in rental income due to an increase in the average occupancy (90% to 96%) and an increase in the average rental rates combined with a decrease in maintenance expense due to deferred maintenance performed at the property in 1997.

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

         Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
(a   Pennsylvania   Limited  Partnership)   and
subsidiaries as of December 31, 1999  and  1998
and   the  related  statements  of  operations,
changes in partners' equity and cash flows  for
the  years  ended December 31, 1999,  1998  and
1997.   These consolidated financial statements
are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In  our  opinion,  the  consolidated  financial
statements referred to above present fairly, in
all  material respects, the financial  position
of   Diversified  Historic  Investors   as   of
December 31, 1999 and 1998, and the results of operations and cash flows for the years ended
December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 15, 2000

                  DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                Page

   Consolidated Balance Sheets at December 31, 1999 and 1998       12

   Consolidated Statements of Operations for  the  Years
   Ended December 31, 1999, 1998, and 1997                         13

   Consolidated  Statements  of  Changes  in   Partners'
   Equity for the Years Ended December 31, 1999, 1998,and 1997     14

   Consolidated Statements of Cash Flows for  the  Years
   Ended December 31, 1999, 1998, and 1997                         15

   Notes to consolidated financial statements                     16-22

Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation          24

   Notes to Schedule XI                                            25

All  other  schedules are omitted because  they are  not applicable or
the required information is   shown   in   the  consolidated   financial
statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and 1998

                                Assets

                                          1999           1998
Rental properties at cost:
  Land                               $  305,223     $  310,833
  Buildings and improvements          5,113,269      5,721,049
  Furniture and fixtures                127,333        139,377
                                     ----------     ----------
                                      5,545,825      6,171,259
  Less - accumulated depreciation    (3,158,976)    (3,290,172)
                                     ----------     ----------
                                      2,386,849      2,881,087

Cash and cash equivalents                11,813         12,884
Restricted cash                          74,163         73,440
Accounts receivable                      16,969         16,782
Other assets (net of accumulated
  amortization of $30,510)                1,623              0
                                     ----------     ----------
          Total                      $2,491,417     $2,984,193
                                     ==========     ==========

                 Liabilities and Partners' Equity

Liabilities:
  Debt obligations                   $4,586,076     $5,879,538
  Accounts payable:
     Trade                              596,181        507,524
     Related parties                    436,357        399,548
  Interest payable                    1,863,947      1,573,798
  Tenant security deposits               38,318         43,998
  Other liabilities                       8,619         14,343
                                     ----------     ----------
          Total liabilities           7,529,498      8,418,749
Partners' equity                     (5,038,081)    (5,434,556)
                                     ----------     ----------
          Total                      $2,491,417     $2,984,193
                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1999, 1998 and 1997

                                              1999         1998         1997
Revenues:
  Rental income                          $  494,852   $  486,864   $  420,903
  Gain on sale                              102,626            0            0
  Interest income                             1,557        1,569          620
                                         ----------   ----------   ----------
        Total revenues                      599,035      488,433      421,523
                                         ----------   ----------   ----------

Costs and expenses:
  Rental operations                         269,895      285,652      289,820
  General and administrative                 69,840       69,840       69,830
  Interest                                  567,159      635,899      638,892
  Depreciation and amortization             234,999      233,623      233,656
                                         ----------   ----------   ----------
        Total costs and expenses         $1,141,893   $1,225,014   $1,232,198
                                         ----------   ----------   ----------
Loss before extraordinary item             (542,858)    (736,581)    (810,675)

Extraordinary gain on extinguishment
 of debt                                    939,333            0            0
                                         ----------   ----------   ----------
Net income (loss)                        $  396,475  ($  736,581) ($  810,675)
                                         ==========   ==========   ==========

Net  loss per limited partnership unit:
  Loss before extraordinary item             (46.29)      (62.81)      (69.13)
  Extraordinary gain                          80.10            0            0
                                         ----------   ----------   ----------
                                         $    33.81  ($    62.81) ($    69.13)
                                         ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1999, 1998 and 1997


                                    Diversified
                                     Historic       Limited         Total
                                   Advisors (1)   Partners (2)

Percentage participation in
 profit or loss                         1%            99%            100%

Balance at December 31, 1996        ($130,738)    ($3,756,562)    ($3,887,300)
Net loss                               (8,107)       (802,568)       (810,675)
                                     --------      ----------      ----------
Balance at December 31, 1997         (138,845)     (4,559,130)     (4,697,975)
Net loss                               (7,366)       (729,215)       (736,581)
                                     --------      ----------      ----------
Balance at December 31, 1998         (146,211)     (5,288,345)     (5,434,556)
Net income                              3,965         392,510         396,475
                                     --------      ----------      ----------
Balance at December 31, 1999        ($142,246)    ($4,895,835)    ($5,038,081)
                                     ========      ==========      ==========


 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 1999, 1998, and 1997.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1999, 1998 and 1997

                                              1999        1998         1997

Cash flows from operating activities:
  Net income (loss)                       $  396,475   ($736,581)   ($810,675)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
Gain on sale of units                       (102,626)          0            0
Extraordinary gain on extinguishment        (939,333)          0            0
 of debt
Depreciation and amortization                234,999     233,623      233,656
Changes in assets and liabilities:
  Increase in restricted cash                   (723)     (4,553)        (824)
  (Increase) decrease in accounts               (187)     (4,313)      46,113
   receivable
  Increase in other assets                    (1,623)          0            0
  Increase in accounts payable - trade        88,657     134,402      108,151
  Increase in accounts payable - related      36,809      36,809       39,099
   parties
  Increase in interest payable               290,149     343,657      355,834
  (Decrease) increase in tenant security
   deposits                                   (5,680)      6,050       (2,281)
  (Decrease) increase in other liabilities    (5,724)     11,806         (434)
                                          ----------     -------      -------
    Net cash (used in) provided by
     activities:                              (8,807)     20,900      (31,361)
                                          ----------     -------      -------
Cash flows from investing activities:
  Proceeds from the sale of units          1,301,921           0            0
  Capital expenditures                          (502)    (11,049)     (14,587)
                                          ----------     -------      -------
    Net cash used in investing
     activities                            1,301,419     (11,049)     (14,587)
                                          ----------     -------      -------
Cash flows from financing activities:
  Repayment of borrowings                 (1,301,921)          0            0
  Borrowings under debt obligations            8,238       2,323       42,641
                                          ----------     -------      -------
    Net cash provided by financing
     activities:                         (1,293,683)       2,323       42,641
                                         ----------      -------      -------
(Decrease) increase in cash and cash
 equivalents                                 (1,071)      12,174       (3,307)
Cash and cash equivalents at beginning
 of year                                     12,884          710        4,017
                                         ----------      -------      -------
Cash and cash equivalents at end of year $   11,813      $12,884      $   710
                                         ==========      =======      =======

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for interest $  277,010     $292,242     $238,058

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

4.   Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.
5.   Net Income or Loss Per Limited Partnership Unit

The net income or loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 1999, 1998, and 1997).

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

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners.

NOTE E - ACQUISITIONS

The Partnership acquired six properties and two general or limited partnership interests during the period November 1984 to December 1986, as discussed below.

In November 1984, the Partnership purchased 20 residential apartments located in Philadelphia, Pennsylvania for a cash capital contribution of $4,056,475. The lender on eleven of the apartments foreclosed in December 1996. In 1999, the Partnership sold 3 of the apartment units.

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



NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                           December 31,
                                                        1999         1998
                                                       ------       ------
Mortgage loans, interest accrues at  12%,           $1,335,267   $2,637,188
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,            1,217,307    1,213,303
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable              138,444      138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property (A)

Mortgage loan, interest accrues at 2 1/2%            1,418,255    1,413,800
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%; therefore 8 1/2%  at
December 31, 1999 and 1998, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 11%;  payable              380,114      380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property (B)

Notes payable, interest at prime plus 1 1/2%
(10%  and 9.25% at December 31, 1999  and
1998,   respectively);   principal    and
interest  due  upon sale of  the  related
property;  collateralized by the  related
rental property (C)                                     96,689       96,689
                                                    ----------   ----------

                                                    $4,586,076   $5,879,538
                                                    ==========   ==========

(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $176,517 at December 31, 1999 which includes $20,767 for each of 1999, 1998 and 1997.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $355,407 at December 31, 1998 which includes $41,813 for each of 1999, 1998 and 1997.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $66,500 at
     December 31, 1999 which includes $8,742, $9,488 and $9,613 for 1999, 1998 and 1997, respectively.

Approximate maturities of the mortgage loan obligations at December 31, 1999, for each of the succeeding five years are as follows:


                 2000             $  138,444
                 2001                      0
                 2002                      0
                 2003              2,635,562
                 2004                      0
                 Thereafter        1,812,070
                                  ----------
                                  $4,586,076
                                  ==========

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 Diversified Historic Properties, Inc., co-partner of the Partnership's general partner, assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1998 and 1999. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 1999 is $78,831.

NOTE H - EXTRAORDINARY GAIN

During 1999, the Partnership sold three condominium units at the Smythe Stores condominium complex. In connection with those sales, $939,333 of debt was extinguished. The extraordinary gain represents the excess of the debt extinguished over the fair market value of the units.




NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                            For the Years Ended December 31,

                                            1999         1998          1997
                                           ------       ------        ------
Net income (loss) book                 $  396,475   ($  736,581)  ($  810,675)
Excess of book over tax depreciation       19,626         8,169        11,092
Difference between book and tax
 basis of units sold                      105,234             0             0
                                       ----------   -----------    ----------
Net income (loss) - tax                $  521,335   ($ 728,412)   ($  799,583)
                                       ==========    ==========    ==========

Partners' equity - book               ($5,038,081)  ($5,434,556)  ($4,697,975)
Costs of issuance                       1,393,762     1,393,762     1,393,762
Cumulative tax under book loss           (593,451)     (718,311)     (726,480)
                                       ----------    ----------    ----------
Partners' equity - tax                ($4,237,770)  ($4,759,105)  ($4,030,693)
                                       ==========    ==========    ==========

                       SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 1999

                                                          Cost
                                                      Capitalized
               Initial Cost to Partnership (b)       Subsequent to
                                                      Acquisition

                                       Buildings
                                         and                   Date of    Date
Description (a)  Encumbrances  Land  Improvements Improvements Constr. Acquired
                     (g)
6 condominium
apartment
units in                                          ($106,626)(h)
Philadelphia,PA  $1,335,267  $16,833 $1,944,427      14,569      1984   11/9/84

17 apartment
units
and 1,000
square feet
ofcommercial
space
Philadelphia,PA  1,355,751   120,000  1,744,097      55,126      1984  11/14/84

18 apartment
units and
5,188 square
feet of
commercial                                             (h)
space in                                            (45,079)    1984-
Philadelphia,PA  1,895,058   174,000  2,188,961      56,184     1985   12/14/84
                ----------  -------- ----------     -------
TOTAL           $4,586,076  $310,833 $5,877,485    ($25,826)
                ==========  ======== ==========     =======



              Gross Amount at which Carried
              at December 31, 1999
                            Buildings
                               and                           Accumulated
Description        Land    Improvements   Total (c) (e)      Depreciation
                                                               (e) (f)
6
condominium
apartment
units in
Philadelphia,PA  $ 11,223   $1,241,313      $1,252,536         $764,669

17 apartment
units
and 1,000
square feet
of
commercial
space
Philadelphia,PA   120,000    1,799,223       1,919,223        1,079,871

18 apartment
units
and 5,188
square feet
of
commercial
space
in
Philadelphia,PA  174,000     2,200,066       2,374,066        1,314,436
                --------    ----------      ----------       ----------
TOTAL           $305,223    $5,240,602      $5,545,825       $3,158,976
                ========    ==========      ==========       ==========

                    DIVERSIFIED HISTORIC INVESTORS
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           December 31, 1999

(A)  All  properties are certified historic structures as  defined  in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C) The aggregate cost of real estate owned at December 31, 1999, for Federal income tax purposes is approximately $5,272,440. However, the depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                       1999         1998         1997
                                      ------       ------       ------
Balance at beginning of year        $6,171,259   $6,160,210   $6,145,623
Additions during the year:
  Improvements                             502       11,049       14,587
                                    ----------   ----------   ----------
                                     6,171,761    6,171,259    6,160,210
Deductions during the year:
  Retirements                         (625,936)           0            0
                                    ----------   ----------   ----------
Balance at end of year              $5,545,825   $6,171,259   $6,160,210
                                    ==========   ==========   ==========
Reconciliation of accumulated depreciation:
                                       1999         1998         1997
                                      ------       ------       ------
Balance at beginning of year       $3,290,172    $3,056,549   $2,822,893
Depreciation expense for the year     234,999       233,623      233,656
Retirements                          (366,195)            0            0
                                   ----------    ----------   ----------
Balance at end of year             $3,158,976    $3,290,172   $3,056,549
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

          b. Identification of Executive Officers

              The  General  Partner of the Registrant  is  Diversified
Historic  Advisors  (DHA),  a Pennsylvania general  partnership.   The
partners of DHA are as follows:

Name                Age    Position          Term of Office      Period Served

SWDHA, Inc.         --     Partner in DHA    No fixed term       Since May 1997

EPK, Inc.           --     Partner in DHA    No fixed term       Since May 1997

           For further description of DHA, see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

            c.   Identification  of  Certain  Significant   Employees.
Registrant has no employees. Its administrative and operational functions are carried out by a separate property management and partnership administration firm engaged by the Registrant.

          d. Family Relationships.  None.

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

          Donna M. Zanghi (age 42) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 34) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 1999, Registrant has paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1999, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1999 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1997 through 1999.

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


                                PART IV

Item  14.  (A) Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

          1. Financial Statements:

             a.  Consolidated Balance Sheets at December 31, 1999 and 1998.

             b. Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

             c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997.

             d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

             (b)  Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended December 31, 1999.

             (c)  Exhibits:

                  See   Item   14(A)(3) above.

                              SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS

Date: August 22, 2000       By: Diversified Historic Advisors, General Partner
      ---------------
                                By: EPK, Inc., Partner

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

        Signature               Capacity             Date

DIVERSIFIED HISTORIC ADVISORS General Partner

By: EPK, Inc., Partner

    By:/s/ Spencer Wertheimer                       August 22, 2000
       ----------------------                       ---------------
       SPENCER WERTHEIMER
       President and Treasurer

   By:/s/ Michele F. Rudoi                          August 22, 2000
      -----------------------                       ---------------
      MICHELE F. RUDOI,
      Assistant Secretary