Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2000-10-25
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               -----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number                    0-14934
                       -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Pennsylvania                            23-2312037
-------------------------------                 ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             1609 Walnut Street, Philadelphia, PA   19103
------------------------------------------------------------------
       (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   ---------------

                             N/A
------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X         No
                                          -------         -------

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

        Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

(1)  Liquidity

               At March 31, 2000, Registrant had cash of approximately $5,825. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

             As of March 31, 2000, Registrant had restricted cash of $42,443 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years, the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place in each of its remaining three properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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


          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant believes that historical capital expenditure levels are indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures at terms similar to the first mortgage.

          (3)  Results of Operations

               During the first quarter of 2000, Registrant recognized net income of $69,238 ($5.90 per limited partnership unit) compared to a net loss of $216,870 ($18.49 per limited partnership unit) for the same period in 1999.

              Rental income decreased $6,158 from $126,004 in the first quarter of 1999 to $119,846 in the same period in 2000. The decrease resulted from a decrease in rental income at the Smythe Stores Condominium complex, partially offset by an increase in rental income at both Third Quarter and Wistar Alley. Rental income decreased at Smythe Stores due to the sale of condominium units. The increase in rental income at Third Quarter is due to an increase in average occupancy (94% to 100%) and at Wistar Alley due to an increase in average rental rates.

              Expenses for rental operations increased by $8,213 from $108,958 in the first quarter of 1999 to $117,171 in the same period in 2000. Expenses for rental operations increased due to an increase in maintenance expense at Wistar Alley, partially offset by an decrease in maintenance expense at Smythe Stores Condominium complex. Maintenance expense increased at Wistar Alley due to painting of apartment units. The decrease in maintenance expense at Smythe Stores Condominium complex is the result of the sale of condominium units.

              Interest expense decreased $50,029 from $158,408 in the first quarter of 1999 to $108,379 in the same period in 2000. The decrease is due to the sale of the condominium units at the Smythe Stores the net proceeds of which were used to pay down the first mortgage.

              Income recognized during the first quarter at the Registrant's three properties was approximately $96,000, compared to a loss of approximately $190,000 for the same period in 1999.

              In the first quarter of 2000, Registrant recognized a gain of $198,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to a loss of $91,000 in the first quarter of 1999, including $19,000 of depreciation expense. Included in income in the first three months of 2000 is a gain of $39,328 related to the sale of a condominium unit and an extraordinary gain of $211,136 for the extinguishment of debt related to the sale. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium unit over the fair market value of the unit. Overall, exclusive of the gains, the property would have recognized a loss of $53,000 for the first three months of 2000 compared to a loss of $91,000 for the same period in 1999. The decrease in the loss from the first quarter of 1999 to the same period of 2000 is due to a decrease in interest and maintenance expense partially offset by a decrease in rental income. Interest expense decreased due to the sale of condominium units the net proceeds of which were used to pay down the first mortgage. The decrease in maintenance expense and rental income is the result of the sale of condominium units.

              In the first quarter of 2000, Registrant incurred a loss of $49,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $55,000 including $18,000 of depreciation expense in the first quarter of 1999. The decrease in the loss from the first quarter of 1999 to the same period in 2000 is the result of an increase in rental income due to an increase in average occupancy (94% to 100%).

              In the first quarter of 2000, Registrant incurred a loss of $53,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $44,000 including $22,000 of depreciation expense in the first quarter of 1999. The increase in the loss from the first quarter of 1999 to the same period in 2000 is due to an increase in maintenance expense partially offset by an increase in rental income. Maintenance expense increased due to the painting of apartment units. The increase in rental income is due to an increase in average rental rates.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                 March 31, 2000   December 31, 1999
                                 --------------   -----------------
                                   (Unaudited)
Rental properties, at cost:
  Land                            $  303,353        $   305,223
  Buildings and improvements       4,910,677          5,113,269
  Furniture and fixtures             125,077            127,333
                                  ----------        -----------
                                   5,339,107          5,545,825
Less - accumulated depreciation   (3,044,912)        (3,158,976)
                                  ----------         ----------
                                   2,294,195          2,386,849

Cash and cash equivalents              5,825             11,813
Restricted cash                       42,443             74,163
Accounts receivable                    4,941             16,969
Other assets                           6,033              1,623
                                  ----------         ----------
     Total                        $2,353,437         $2,491,417
                                  ==========         ==========


                Liabilities and Partners' Equity

Liabilities:
  Debt obligations                $4,301,775        $4,586,076
  Accounts payable:
    Trade                            614,165           596,181
    Related parties                  445,434           436,357
  Interest payable                 1,914,349         1,863,947
  Accrued liabilities                  6,834             8,619
  Tenant security deposits            39,723            38,318
                                  ----------        ----------
     Total liabilities             7,322,280         7,529,498

Partners' deficit                 (4,968,843)       (5,038,081)
                                  ----------        ----------
     Total                        $2,353,437        $2,491,417
                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                          Three months ended
                                              March 31,
                                          2000          1999
Revenues:                                ------        ------
  Rental income                         $119,846      $126,004
  Gain on sale                            39,329             0
  Interest income                            755           634
                                        --------      --------
     Total revenues                      159,930       126,638

Costs and expenses:
  Rental operations                      117,171       108,958
  General and administrative              17,460        17,460
  Interest                               108,379       158,408
  Depreciation and amortization           58,818        58,682
                                        --------      --------
     Total costs and expenses            301,828       343,508
                                        --------      --------

Loss before extraordinary item          (141,898)     (216,870)

Extraordinary gain on
 extinguishment  of debt                 211,136             0
                                        --------      --------

Net income (loss)                       $ 69,238     ($216,870)
                                        ========      ========

Net loss per limited partnership unit
  Loss before  extraordinary item        (12.10)        (18.49)
  Extraordinary gain                      18.00              0
                                        -------       --------
                                        $  5.90      ($  18.49)
                                        =======       ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                  Three months ended
                                                      March 31,
                                                  2000         1999
                                                 ------       ------
Cash flows from operating activities:
  Net income (loss)                             $ 69,238   ($216,870)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Gain on sale of unit                          (39,329)          0
   Extraordinary gain on extinguishment of debt (211,136)          0
   Depreciation and amortization                  58,818      58,682
 Changes in assets and liabilities:
   Decrease in restricted cash                    31,720      29,496
   Decrease (increase) in accounts receivable     12,028        (559)
   Increase in other assets                       (4,410)          0
   Increase in accounts payable - trade           17,984      31,334
   Increase in accounts payable -
    related parties                                9,077       9,076
   Increase in interest payable                   50,402      89,393
   Decrease in accrued liabilities                (1,785)     (5,800)
   Increase in tenant security deposits            1,405       1,225
                                                --------    --------
Net cash used in operating activities             (5,988)     (4,023)
                                                --------    --------
Cash flows from investing activities:
  Proceeds from sale of unit                     284,302           0
                                                --------    --------
Net cash provided by investing activities        284,302           0
                                                --------    --------
Cash flows from financing activities:
  Repayment of debt                             (284,302)          0
                                                --------    --------
Net cash used in financing activities           (284,302)          0
                                                --------    --------
Decrease in cash and cash equivalents             (5,988)     (4,023)
Cash and cash equivalents at
 beginning of period                              11,813      12,884
                                                --------    --------
Cash and cash equivalents at end of period      $  5,825    $  8,861
                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K and notes thereto of the Registrant for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2000        DIVERSIFIED HISTORIC INVESTORS
      ----------------
                              By: Diversified Historic Advisors,
                                  General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ spencer Wertheimer
                                         ------------------------
                                         SPENCER WERTHEIMER,
                                         President and Treasurer