Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2000-11-27
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                               -----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number                0-14934
                       ------------------------------------------

                 DIVERSIFIED HISTORIC INVESTORS
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Pennsylvania                                   23-2312037
-------------------------------                   ---------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)

       1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------
   (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

                               N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

               At June 30, 2000, Registrant had cash of approximately $7,100. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $55,065 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2000, Registrant recognized net income of $213,721 ($18.23 per limited partnership unit) compared to a net income of $303,094 ($25.85 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant recognized income of $282,958 ($24.13 per limited partnership unit) compared to a net loss of $86,224 ($7.36 per limited partnership unit) for the same period in 1999.

              Rental income decreased $718 from $122,578 in the second quarter of 1999 to $121,860 in the same period in 2000. The decrease resulted from the sale of condominium units at Smythe Stores combined with a decrease in average occupancy at Wistar Alley (96% to 93%), partially offset by an increase in rental income at Third Quarter Apartments due to an increase in average occupancy (96% to 98%).

             Rental income decreased $6,876 from $248,582 for the first six months of 1999 to $241,706 for the same period in 2000. The decrease in rental income is due to the sale of two condominium units at Smythe Stores, partially offset by an increase in rental income at Third Quarter Apartments due to an increase in average occupancy (95% to 99%).

              Expenses for rental operations increased by $44,120 from $63,082 in the second quarter of 1999 to $107,202 in the same period in 2000. The increase in rental operations expense for the second quarter of 2000 is due to an increase in maintenance expense at Third Quarter Apartments combined with an increase in maintenance and commissions expense at Wistar Alley. Maintenance expense increased at Third Quarter Apartments due to painting and plumbing repairs. The increase in maintenance and commissions expense at Wistar Alley is the result of the preparation and leasing of apartment units due to increased turnover due to the decrease in occupancy (96% to 93%).

              Expenses for rental operations increased by $52,334 from $172,040 for the first six months of 1999 to $224,374 for the same period in 2000. The increase in rental operations expense for the first six months of 2000 as compared to the same period in 1999 is due to an increase in maintenance expense at Smythe Stores, Third Quarter Apartments and Wistar Alley, combined with an increase in commissions expense at Wistar Alley. Maintenance expense increased at Smythe Stores as a result of preparing for sale the two condominium units sold during the first six months. At Third Quarter Apartments, the maintenance expense increased due to painting and plumbing repairs. The increase in maintenance and commissions expense at Wistar Alley is the result of the preparation and leasing of apartment units due to increased turnover due to the decrease in occupancy (96% to 93%).

              Interest expense decreased $28,611 from $147,352 in the second quarter of 1999 to $118,741 in the same period in 2000 and decreased by $78,640 from $305,760 for the first six months of 1999 to $227,120 for the same period in 2000. The decrease in interest expense is due to the sale of condominium units at Smythe Stores, the net proceeds of which were used to pay down the first mortgage.

              Income recognized during the second quarter at the Registrant's properties was approximately $240,000, compared to income of approximately $329,000 for the same period in 1999. For the first six months of 2000, the Registrant's properties recognized income of approximately $336,000 compared to income of approximately $139,000 for the same period in 1999.

             In the second quarter of 2000, Registrant recognized income of $309,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to income of $385,000 in the second quarter of 1999, including $18,000 of depreciation expense. Included in income in the second quarter of 2000 is a gain of $100,305 related to the sale of a condominium unit compared to $51,956 for the same period in 1999. An extraordinary gain of $293,501 for the second quarter of 2000 compared to $414,962 for the same period in 1999 was recognized for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have recognized a loss of $83,000 for the second quarter of 2000 compared to a loss of $82,000 for the second quarter of 1999. The increase in loss during the second quarter is the result of a decrease in rental income partially offset by a decrease in interest expense. Rental income decreased due to the sale of condominium units. The decrease in interest expense is due to the sale of condominium units, the net proceeds of which were used to pay down the first mortgage.

               In the first six months of 2000, Registrant recognized income of $507,000 including $38,000 of depreciation expense, compared to income of $294,000 for the same period in 1999, including $37,000 of depreciation expense. Included in income in the first six months of 2000 is a gain of $139,633 related to the sale of two condominium units compared to a gain of $51,956 related to the sale of one condominium unit which was included in income for the first six months of 1999. An extraordinary gain of $504,638 for the first six months of 2000 compared to $414,962 for the same period in 1999 was recognized for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have recognized a loss of $135,000 for the first six months of 2000 compared to a loss of $173,000 for the same period in 1999. The decrease in loss for the first six months is a result of a decrease in interest and condominium fee expenses partially offset by a decrease in rental income and an increase in maintenance expense all due to the sale of condominium units.

             In the second quarter of 2000, Registrant incurred a loss of $35,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $36,000 including $18,000 of depreciation expense in the second quarter of 1999. The decrease in the loss is the result of an increase in rental income due to an increase in average occupancy (96% to 98%). For the first six months of 2000, Registrant incurred a loss of $85,000, including $36,000 of depreciation expense, compared to a loss of $91,000 for the same period of 1999, including $36,000 of depreciation expense. The decrease in the loss is the result of an increase in rental income due to an increase in average occupancy (95% to 99%).

             In the second quarter of 2000, Registrant incurred a loss of $33,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $20,000, including $22,000 of depreciation expense, in the second quarter of 1999. For the first six months of 2000, Registrant incurred a loss of $86,000, including $44,000 of depreciation expense, compared to a loss of $64,000, including $44,000 of depreciation expense, for the same period in 1999. The increase in the loss for both the second quarter and the first six months is due to an increase in maintenance and commissions expense as a result of the preparation and leasing of apartment units due to increased turnover resulting from a decrease in average occupancy for the first six months of 2000 (96% to 93%).

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                June 30, 2000    December 31, 1999
                                (Unaudited)
Rental properties, at cost:
Land                            $  301,483       $  305,223
Buildings and improvements       4,708,084        5,113,269
Furniture and fixtures             120,821          127,333
                                ----------       ----------
                                 5,130,388        5,545,825

Less - accumulated depreication (2,927,732)      (3,158,976)
                                ----------       ----------
                                 2,202,656        2,386,849

Cash and cash equivalents            7,100           11,813
Restricted cash                     55,065           74,163
Accounts receivable                  7,858           16,969
Other assets(net of
 amortization of $30,510)            6,033            1,623
                                ----------       ----------
     Total                      $2,278,712       $2,491,417
                                ==========       ==========


                Liabilities and Partners' Equity

Liabilities:
Debt obligations                $3,882,467      $4,586,076
Accounts payable:
     Trade                         661,496         596,181
     Related parties               454,610         436,357
Interest payable                 1,975,013       1,863,947
Tenant security deposits            43,683          38,318
Other liabilities                   16,568           8,619
                                ----------      ----------
     Total liabilities           7,033,837       7,529,498

Partners' deficit               (4,755,125)     (5,038,081)
                                ----------      ----------
     Total                      $2,278,712      $2,491,417
                                ==========      ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                         Three months            Six months
                        ended June 30,         ended June 30,
                       2000       1999         2000       1999
                       ----       ----         ----       ----
Revenues:
   Rental income     $121,860   $122,578     $241,706   $248,582
   Gain on sale of
    units             100,305     51,956      139,633     51,956
   Interest income        164        173          919        807
                     --------   --------     --------   --------
  Total revenues      222,329    174,707      382,258    301,345
                     --------   --------     --------   --------
Costs and expenses:
   Rental operations  107,202     63,082      224,374    172,040
   General and
    administrative     17,460     17,460       34,920     34,920
   Interest           118,741    147,352      227,120    305,760
   Depreciation
    and amortization   58,706     58,681      117,524    117,363
                     --------   --------     --------   --------
  Total costs and
   expenses           302,109    286,575      603,938    630,083
                     --------   --------     --------   --------

Loss before
 extraordinary item  ($79,780) ($111,868)   ($221,680) ($328,738)
Extraordinary gain
 from extinguishment
 of debt              293,501    414,962      504,638    414,962
                     --------   --------     --------   --------
Net income           $213,721   $303,094     $282,958   $ 86,224
                     ========   ========     ========   ========

Net income (loss)
 per limited
 partnership unit:
Loss before
 extraordinary item ($   6.80) ($   9.54)   ($  18.90) ($  28.03)
Extraordinary gain      25.03      35.39        43.03      35.39
                     --------   --------     --------   --------
                     $  18.23   $  25.85     $  24.13   $   7.36
                     ========   ========     ========   ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                  Six months ended
                                                      June 30,
                                                 2000         1999
                                                ------       ------
Cash flows from operating activities:
 Net income                                    $282,958     $ 86,224
 Adjustments to reconcile net income
  to net cash (used in) provided
  by operating activities:
 Gain on sale of units                         (139,633)     (51,956)
 Extraordinary gain on extinguishment of debt  (504,638)    (414,962)
 Depreciation and amortization                  117,524      117,363
 Changes in assets and liabilities:
 Decrease in restricted cash                     19,098       15,036
 Decrease in accounts receivable                  9,111        3,742
 Increase in other assets                        (4,410)           0
 Increase in accounts payable - trade            65,314       61,150
 Increase in accounts payable -
  related parties                                18,253       18,253
 Increase in interest payable                   111,064      164,231
 Increase in accrued liabilities                  7,949          531
 Increase in tenant security deposits             5,365          950
                                               --------     --------
Net cash (used in) provided by
 operating activities                           (12,045)         562
                                               --------     --------
Cash flows from investing activities:
 Proceeds from sale of units                    710,941      555,880
                                               --------     --------
Net cash provided by investing activities       710,941      555,880
                                               --------     --------
Cash flows from financing activities:
 Repayment of debt                             (710,941)    (555,880)
 Borrowings under debt obligations                7,332            0
                                               --------     --------
Net cash used in financing activities          (703,609)    (555,880)
                                               --------     --------
(Decrease) increase in cash and cash
 equivalents                                     (4,713)         562
Cash and cash equivalents at
 beginning of period                             11,813       12,884
                                               --------     --------
Cash and cash equivalents at end of period     $  7,100     $ 13,446
                                               ========     ========

The accompaying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto of the Registrant for the year ended December 31, 1999.

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

             (a)Exhibit Number  Document

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2000     DIVERSIFIED HISTORIC INVESTORS
      -----------------
                           By: Diversified Historic Advisors,
                                General Partner

                                By: EPK, Inc., Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer