Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2001-10-23
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number               0-14934
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2312037
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1521 Locust Street, Philadelphia, PA   19102
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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2000 and 1999
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

              As of September 30, 2000, Registrant had cash of approximately $3,864. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $65,785 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During  the  third  quarter  of  2000,  Registrant
incurred a net loss of $281,241 ($23.98 limited partnership unit) compared to a net loss of $135,695 ($11.57 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant recognized net income of $1,717 ($0.15 per limited partnership unit) compared to a net loss of $49,470 ($4.21 per limited partnership unit) for the same period in 1999.

              Rental income increased $1,166 from $122,980 in the third quarter of 1999 to $124,146 in the same period in 2000. The increase resulted from an increase at Wistar Alley due to an increase in the average occupancy (91% to 98%) partially offset by the sale of two condominium units at Smythe Stores.

             Rental income decreased $5,710 from $371,562 for the first nine months of 1999 to $365,852 for the same period in 2000. The decrease in rental income is due to the sale of two condominium units at Smythe Stores, partially offset by an increase in average rental rates at Third Quarter and Wistar Alley and an increase in the average occupancy at Third Quarter (96% to 98%) and Wistar Alley (94% to 98%).

              Rental operations expense increased by $13,080 from $48,625 in the third quarter of 1999 to $61,705 in the same period in 2000 and increased by $65,413 from $220,664 for the first nine months of 1999 to $286,079 for the same period in 2000. The increase in the expense for both the third quarter and the first nine months of 2000 compared to the same periods in 1999 is due to an increase in accounting fees at all three properties combined with an increase in maintenance and management fees at Third Quarter and Wistar Alley partially offset by a decrease in condominium fees at Smythe Stores. The increase in accounting fees is due to a change in the frequency of billing the fees from an annual basis to a monthly basis. The increase in maintenance expense is due to additional general repairs made at the two properties. The decrease in condominium fees is due to the sale of units at Smythe Stores.

             Interest expense increased $133,431 from $134,283 in the third quarter of 1999 to $267,714 in the same period in 2000 and increased $54,791 from $440,043 for the first nine months of 1999 to $494,834 for the same period in 2000. The increase in interest expense for both the third quarter and first nine months of 2000 is due to a reclassification during the third quarter of 2000 by the mortgage lender at Smythe Stores. The principal balance previously written off due to the sale of condominium units at Smythe Stores was reinstated and the write off was reclassified to accrued and unpaid interest in accordance with the terms of the mortgage. The higher principal balance resulted in higher interest expense on this simple interest mortgage.

              Losses incurred during the third quarter at the Registrant's properties were approximately $255,000, compared to a loss of approximately $109,000 for the same period in 1999. For the first nine months of 2000 the Registrant's properties recognized income of approximately $81,000 compared to income of approximately $31,000 for the same period in 1999.

              In the third quarter of 2000, Registrant incurred a loss of $203,000 at the Smythe Stores condominium complex including $19,000 of depreciation expense, compared to a loss of $65,000, including $19,000 of depreciation expense, in the third quarter of 1999. The increase in the loss for the third quarter is a result of an increase in interest expense combined with a decrease in rental income. The increase in interest expense for the third quarter of 2000 is due to a reclassification during the third quarter of 2000 by the mortgage lender at Smythe Stores. The principal balance previously written off due to the sale of condominium units at Smythe Stores was reinstated and the write off was reclassified to accrued and unpaid interest in accordance with the terms of the mortgage. The higher principal balance resulted in higher interest expense on this simple interest mortgage. Rental income decreased due to the sale of condominium units in the second quarter 2000.

              In the first nine months of 2000, Registrant recognized income of $303,000, including $56,000 depreciation expense, compared to income of $229,000, including $56,000 of depreciation expense, for the same period in 1999, at the Smythe Stores condominium complex. Included in income in the first nine months of 2000 is a gain of $139,633 related to the sale of two condominium units compared to $51,956 for the same period in 1999. An extraordinary gain of $504,638 was recognized for the first nine months of 2000 compared to $414,962 for the same period in 1999 for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain the property would have recognized a loss of $341,000 for the first nine months of 2000 compared to a loss of $238,000 for the same period in 1999. The increase in the loss for first nine months is a result of an increase in interest expense and accounting fees combined with a decrease in rental income. The increase in interest expense for the first nine months of 2000 is due to a reclassification during the third quarter of 2000 by the mortgage lender at Smythe Stores. The principal balance previously written off due to the sale of condominium units at Smythe Stores was reinstated and the write off was reclassified to accrued and unpaid interest in accordance with the terms of the mortgage. The higher principal balance resulted in higher interest expense on this simple interest mortgage. The increase in accounting fees is due to a change in the frequency of billing the fees from an annual basis to a monthly basis. Rental income decreased due to the sale of condominium units in the second quarter 2000.


              In the third quarter of 2000, Registrant incurred a loss of $31,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $27,000, including $18,000 of depreciation expense, in the third quarter of 1999. The increase in the loss for the third quarter is the result of an increase in accounting fees, management fees and maintenance expense partially offset by an increase in rental income. Rental income increased due to an increase in the average rental rates. The increase in accounting fees is due to a change in the frequency of billing the fees from an annual basis to a monthly basis. The increase in maintenance expense is due to additional general repairs made at the property.

              For  the  first  nine  months of  2000,  Registrant
incurred a loss of $116,000 at Third Quarter Apartments, including $54,000 of depreciation expense, compared to a loss of $118,000, including $54,000 of depreciation expense, for the same period in 1999. The decrease in loss the first nine months of 2000 to the same period in 1999 is the result of an increase in rental income partially offset by an increase in accounting fees and maintenance expense. Rental income increased due to the increase in average occupancy for the first nine months (96% to 98%) combined with an increase in the average rental rates. The increase in accounting fees is due to a change in the frequency of billing the fees from an annual basis to a monthly basis. The increase in maintenance expense is due to additional general repairs made at the property.

              In the third quarter of 2000, Registrant incurred a loss of $20,000, including $22,000 of depreciation expense, at Wistar Alley compared to a loss of $17,000, including $22,000 of depreciation expense, in the third quarter of 1999 and for the first nine months of 2000, Registrant incurred a loss of $106,000, including $66,000 of depreciation expense, compared to a loss of $80,000, including $66,000 of depreciation expense for the same period in 1999. The increase in the loss for both the third quarter and the first nine months of 2000 compared to the same periods in 1999 is the result of an increase in commissions expense, accounting fees and maintenance expense offset by an increase in rental income. Rental income increased due to an increase in the average occupancy for the third quarter (91% to 98%) and for the first nine months (94% to 95%) combined with an increase in the average rental rates. The increase in accounting fees is due to a change in the frequency of billing the fees from an annual basis to a monthly basis. The increase in maintenance expense is due to additional general repairs made at the property.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                              September 30,     December 31,
                                  2000              1999
                                  ----              ----
                               (Unaudited)
Rental properties, at cost:
 Land                        $  301,483        $  305,223
 Buildings and improvements   4,708,084         5,113,269
 Furniture and fixtures         120,821           127,333
                             ----------        ----------
                              5,130,388         5,545,825
 Less - accumulated
  depreciation               (2,986,439)       (3,158,976)
                             ----------        ----------
                              2,143,949         2,386,849
Cash and cash equivalents         3,864            11,813
Restricted cash                  65,785            74,163
Accounts receivable               7,640            16,969
Other assets (net of
 amortization of $30,510)         6,033             1,623
                             ----------        ----------
     Total                   $2,227,271        $2,491,417
                             ==========        ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations            $5,045,411       $4,586,076
 Accounts payable:
  Trade                         677,033          596,181
  Related parties               463,888          436,357
 Interest payable             1,024,145        1,863,947
 Tenant security deposits        42,393           38,318
 Other liabilities               10,765            8,619
                             ----------       ----------
     Total liabilities        7,263,635        7,529,498
Partners' deficit            (5,036,364)      (5,038,081)
                             ----------       ----------
     Total                   $2,227,271       $2,491,417
                             ==========       ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                            Three months             Nine months
                         ended September 30,     ended September 30,
                          2000        1999        2000        1999
                          ----        ----        ----        ----
Revenues:
 Rental income         $124,146    $122,980  $  365,852    $371,562
 Gain on sale of units        0           0     139,633      51,956
 Interest income            199         375       1,118       1,182
                       --------    --------  ----------    --------
  Total revenues        124,345     123,355     506,603     424,700
                       --------    --------  ----------    --------
Costs and expenses:
 Rental operations       61,705      48,625     286,079     220,664
 General and
  administrative         17,460      17,460      52,380      52,380
 Interest               267,714     134,283     494,834     440,043
 Depreciation and
  amortization           58,707      58,682     176,231     176,045
                       --------    --------  ----------    --------
  Total costs and
   expenses             405,586     259,050   1,009,524     889,132
                       --------    --------  ----------    --------
Loss before
 extraordinary item   ($281,241)  ($135,695)($  502,921)  ($464,432)
Extraordinary gain
 from extinguishment of
 debt                         0           0     504,638     414,962
                       --------    --------  ----------    --------
Net income(loss)      ($281,241)  ($135,695) $    1,717   ($ 49,470)
                       ========    ========  ==========    ========
Net income (loss) per
 limited partnership
 unit:
Loss before
 extraordinary item   ($  23.98)  ($ 11.57) ($   42.88)   ($  39.60)
Extraordinary gain            0          0       43.03        35.39
                       --------    -------   ---------     --------
                      ($  23.98)  ($ 11.57)  $    0.15    ($   4.21)
                       ========    =======   =========     ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                         Nine months ended
                                           September 30,
                                         2000         1999
                                         ----         ----

Cash flows from operating activities:
 Net Income (loss)                     $  1,717    ($  49,470)
 Gain on sale of units                 (139,633)      (51,956)
 Extraordinary gain on extinguishment
  on debt                              (504,638)     (414,962)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
 Depreciation and amortization          176,231       176,045
 Changes in assets and liabilities:
 Decrease in restricted cash              8,378         3,180
 Decrease in accounts receivable          9,329           909
 Increase in other assets                (4,410)       (1,623)
 Increase in accounts payable - trade    80,851        74,604
 Increase in accounts payable -
  related parties                        27,531        27,531
 Increase in interest payable           318,066       232,398
 Increase (decrease) in accrued
  liabilities                             2,146       (4,728)
 Increase (decrease)in tenant security
  deposits                                4,075         (345)
                                       --------     --------
Net cash used in operating activities   (20,357)      (8,417)
                                       --------     --------
Cash flows from financing activities:
 Proceeds from debt financing            12,408        6,000
                                       --------     --------
 activities                              12,408        6,000
                                       --------     --------
Decrease in cash and cash equivalents    (7,949)      (2,417)
Cash and cash equivalents at
 beginning of period                     11,813       12,884
                                       --------     --------
Cash and cash equivalents at end of
 period                                $  3,864     $ 10,467
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

          To the best of its knowledge, Registrant is a not party to, nor is any of its property the subject of, any pending material legal proceedings.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2001     DIVERSIFIED HISTORIC INVESTORS
      ----------------
                           By: Diversified Historic Advisors,
                                General Partner

                               By: EPK, Inc., Partner

                                   By: /s/Spencer Wertheimer
                                       ---------------------
                                      SPENCER WERTHEIMER,
                                      President and Treasurer