Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2002-09-26
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   0-14934
                       ------------------------------------------

                     DIVERSIFIED  HISTORIC INVESTORS
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2312037
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 11,609.6 Units
                                                            --------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                             PART I


Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of December 31, 2000, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

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

             Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. Each of the three properties currently owned by the Registrant is held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2000, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 38 apartment units and 6,187 square feet ("sf") of commercial space. As of December 31, 2000, 37 of the apartment units were under lease at monthly rental rates ranging from $715 to $1,450. In addition, all of the commercial space was under lease at annual rates ranging from $7.07 to $13.50 per square foot. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. The properties currently owned by the Registrant are all located in the Olde City Historic District in Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitor in this market is Historic Landmarks for Living, which owns several similar residential buildings in the District. The District has recently re-emerged as a popular place to live for young professionals and has created a demand for the apartments units owned by the Registrant.

             Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., hereafter known as "BCMI", a real estate management firm.

          d. Financial Information About Foreign and Domestic Operations and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.


Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned  three
properties or interests therein. A summary description of each property held at December 31, 2000 is given below.

           a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Olde City Historic District of Philadelphia, Pennsylvania. In November 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per
sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 2000 is $1,792,063. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the
Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. During 2000, two units were sold at sales prices of $284,302, and $426,639, respectively. The net proceeds of each sale were used to pay accrued interest on the mortgages.

             The remaining four units are managed by BCMI.  As of
December 31, 2000, three apartment units were under lease (75%) at monthly rental rates ranging from $1,170 to $1,575. All leases are renewable, one-year leases. The occupancy at the end of the previous four years was 67% for 1999, 100% for 1998, 96% for 1997 and 78% for 1996. The monthly rental range at the end of the previous four years was $865 to $1,500 for 1999, $825 to 1,390 for 1998, $715 to $1,350 for 1997 and $825 to $1,073 for
1996. For tax purposes, this property has a federal tax basis of $740,653 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $4,909, which is based on an assessed value of $60,000 taxed at a rate of $8.181 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. The Third Quarter Apartments - consists of 16 apartments and 1,000 square feet of commercial space located at 47 North Third Street Philadelphia, Pennsylvania. In November 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1999 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property has been making payments of at least the minimum in order to keep the loan current. The first mortgage has a principal balance at December 31, 2000 of $1,217,307 and bears interest at 12%. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

             The Third Quarter Apartments is managed by BCMI. As of December 31, 2000, 16 units were under lease (100%) at monthly rental rates ranging from $715 to $1,285 and one condominium unit, which has 1,000 square feet of commercial space was under lease (100%) at an annual rental rate of $13.50 per square foot. All residential leases are renewable, one-year leases. The residential occupancy for the previous four years was 100% for 1999, 94% for 1998, 88% for 1997 and 93% for 1996. The monthly rental range at the end of the previous four years was $675 to $1,200 for 1999, $635 to $1,100 for 1998, $625 to $1,030 for 1997
and $560 to $995 for 1996. The occupancy for the commercial space at the end of the previous four years has been 100% for 1999, 100% for 1998, 58% for 1997 and 100% for 1996. The range for annual rent was $11.16 per sf for 1999, $11.16 per sf for 1998, $8.40 per sf for 1997 and $9.90 per sf for 1996. The
commercial lease at Third Quarter expires in December 2004. For tax purposes, this property has a federal tax basis of $1,631,304 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $17,279, which is based on an assessed value of $211,200 taxed at a rate of $8.181 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


           c. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings, which contain 18 residential units and 5,187 sf of commercial area. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for
$2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms require monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property has been making payments of at least the minimum amount in order to keep the loan current. The first mortgage has a principal balance at December 31, 2000 of $1,420,794 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 2000. The second and third notes have principal balances at December 31, 2000 of $380,114 and $96,689. The notes bear interest at 11%, and prime plus 1 1/2 (11.5%), as of December 31, 2000, respectively, and both principal and interest are due at the earlier of the sale of the property or the year 2009.

             Wistar Alley is managed by BCMI. As of December 31, 2000, 18 residential units were under lease (100%) at monthly rents ranging from $785 to $1,450 and 5,187 square feet of commercial space was under lease (100%) at annual rental rates ranging from $7.07 to $11.33 per sf. All residential leases are renewable, one-year leases. The residential occupancy at the end of the previous four years was 100% for 1999, 94% for 1998, 90% for 1997 and 88% for 1996. The monthly rental range at the end of the previous four years was $740 to $1,350 for 1999, $730 to $1,125 for 1998, $650 to $1,100 for 1997 and $675 to $920 for
1996. The commercial occupancy at the end of the previous four years has been 100%. The average annual rental rate at the end of the previous four years has been $7.07 to $11.00 per sf in 1999, $6.64 to $10.46 per sf in 1998, $6.00 to $13.85 per sf for
1997 and $5.14 to $13.85 per sf for 1996. The two commercial leases expire in May and July of 2002.

           For tax purposes, this property has federal tax basis of $1,980,823 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $22,908, which is based on an assessed value of $280,000 taxed at a rate of $8.181 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 20 Units of record were sold or exchanged in 2000.

           b. As of December 31, 2000, there were 1,236 record holders of Units.

           c. Registrant did not declare any cash dividends in 2000 or 1999.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2000       1999       1998        1997       1996

 Rental income  $  493,215  $ 494,852 $  486,864  $  420,903 $  480,731
 Interest
  income             1,349      1,557      1,569         620        623
 Net (loss)
  income           (22,275)   396,475   (736,581)   (810,675)  (127,434)
 Net (loss)
  income per unit    (1.90)     33.81     (62.81)     (69.13)    (10.86)
 Total assets
  (net of deprecia-
  tion and
  amortization)  2,209,406  2,491,417  2,984,193   3,185,727  3,453,392
 Debt
  obligations    5,045,411  4,586,076  5,879,538   5,877,215  5,834,574

Note:   See  Part  II,  Item  7.3 Results  of  Operations  for  a
discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          (1)  Liquidity

             At December 31, 2000, Registrant had cash of $8,872. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2000, Registrant had restricted cash of $83,662 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place on each of its remaining properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

             It is the Registrant's intention to continue to hold the properties until they can no longer meet debt service requirements (or with respect to Third Quarter and Wistar Alley, the lenders seeks payment on the past due mortgages) and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

              Since the lenders have agreed either to forebear from taking any foreclosure action as long as cash flow payments are made, to accrue all debt service in lieu of payment, or have not moved to declare a default (in the case of Third Quarter) for a substantial period of time after the mortgage due date, the Registrant believes it is appropriate to continue presenting its financial statements on a going concern basis.

          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures. There were no funds accrued for 2000 for capital expenditures.

          (3)  Results of Operations

              During 2000, Registrant incurred a net loss of $22,275 ($1.90 per limited partnership unit) compared to income of $396,475 ($38.81 per limited partnership unit) in 1999 compared to a net loss of $736,581 ($62.81 per limited partnership unit) in 1998.

              Rental  income  was $493,215 in 2000,  $494,852  in
1999,  and $486,864 in 1998.  The decrease from 1999 to  2000  is due to the sale of two condominium units during 2000 at the Smythe Stores. The decrease was partially offset by increases in rental income at Third Quarter and Wistar Alley. Rental income at Third Quarter increased due to an increase in average occupancy (96% to 98%) and an increase in average rental rates. Rental income at Wistar Alley increased due to an increase in average rental rates. The increase from 1998 to 1999 is due to an increase in rental income at Third Quarter and Wistar Alley and partially offset by decrease at Smythe Stores due to the sale of three condominium units in 1999. During 1999, rental income at Third Quarter increased due to an increase in the average occupancy (93% to 98%) and an increase in the average rental rates. Rental income at Wistar Alley increased due to an increase in the average rental rates.

              Rental  operations expense was  $297,687  in  2000,
$269,895 in 1999 and $285,652 in 1998. The increase from 1999  to
2000 is due to an increase in rental operations expense at Third Quarter and Wistar Alley, partially offset by a decrease in rental operations expense at Smythe Stores. The increase in rental operating expense at Third Quarter is due to an increase in maintenance expense and accounting expense. The increase in maintenance expense is due to an increase in apartment preparation expense and the increase in accounting expense is due to prior year invoices paid during 2000. The increase in rental operating expense at Wistar Alley is due to an increase in maintenance expense and leasing commissions expense. The decrease at Smythe Stores is a result of the sale of two condominium units in 2000. The decrease from 1998 to 1999 is due to a decrease in rental operations expense at Smythe Stores, which is partially offset by an increase in rental operations expense at Third Quarter and at Wistar Alley. The increase at Third Quarter is due to the increase in average occupancy. Maintenance expense increased at Wistar Alley due to an increase in the turnover of apartment units.

              Interest expense was $627,735 in 2000, $567,159 in 1999 and $635,899 in 1998. The increase in interest expense from 1999 to 2000 is due to a reclassification by the mortgage lender at Smythe Stores. The principal balances previously written off due to the sale of condominium units at Smythe Stores were reclassified to accrued any unpaid interest in accordance with the terms of the mortgage. The restoration of the principal balance resulted in additional interest expense being accrued in 2000 on the principal balance. The decrease in interest expense from 1998 to 1999 is due to the principal write off reversed in 2000 from the sale of the condominium units at Smythe Stores in 1999.

              General and administrative expense was $0 in 2000 and $69,840 in 1999 and 1998. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

               In 2000, income of approximately $19,000 was recognized at the Registrant's three properties compared to income of approximately $516,000 in 1999 and a loss of approximately $616,000 in 1998. Included in income for 2000 and 1999 are gains due to the sale of units of approximately $140,000 and $103,000, respectively and extraordinary gains due to the extinguishment of debt related to those sales of approximately $505,000 and $939,000, respectively. A discussion of property operations/activities follows:

               In 2000, Registrant recognized income of approximately $246,000 at the Smythe Stores Condominium complex including approximately $75,000 of depreciation expense compared to income of approximately $755,000 including $75,000 of depreciation expense in 1999 compared to a loss of approximately $354,000 including $75,000 of depreciation expense in 1998. Included in income for 2000 and 1999 are gains of $140,000 and $103,000, respectively related to the sale of condominium units and extraordinary gains of approximately $505,000 and $939,000, respectively for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium units over the fair market value of the units. Overall, exclusive of the gains, the property would have incurred a loss of approximately $396,000 for 2000 compared to a loss of approximately $287,000 in 1999. The increase in the loss from 1999 to 2000 is due to a decrease in rental income and an increase in rental operations expense including professional fees, taxes, and an increase in interest expense. The decrease in rental income is due to the sale of the two condominium units in 2000. The increase in the loss from 1998 to 1999 is due to a decrease in rental income partially offset by a decrease in rental operations expense including maintenance, management fees, commissions and condominium fees, and a decrease in interest expense. The decrease in rental income, rental operations expense and interest expense is due to the sale of the three condominium units in 1999.

              On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1999 and 2000. Payments on the judgment are to be made from available cash flow from any of the three properties and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 2000 was $85,545.

              In 2000, Registrant incurred a loss of $131,000 at the Third Quarter Apartments including $74,000 of depreciation and amortization expense compared to a loss of $144,000 including $72,000 of depreciation and amortization expense in 1999 and a loss of $164,000 including $72,000 of depreciation and amortization expense in 1998. The decrease in the loss from 1999 to 2000 is due to an increase in rental income due to an increase in the average occupancy (96% to 98%) and an increase in average rental rates, partially offset by an increase in rental operations expense including management fees due to the increase in rent. The decrease in the loss from 1998 to 1999 is due to an increase in rental income due to an increase in the average occupancy (93% to 96%) and an increase in the average rental rates partially offset by an increase in rental operations expense including management fees due to the increase in rent.

             In 2000, Registrant incurred a loss of approximately $98,000 at Wistar Alley including $87,000 of depreciation and amortization expense compared to a loss of $95,000 including $88,000 of depreciation and amortization expense in 1999 and a loss of $98,000 including $88,000 of depreciation and amortization expense in 1998. The increase in the loss from 1999 to 2000 is due to an increase in rental operations expense including maintenance expense. Maintenance expense increased due to an increase in the turnover of apartment units. The decrease in the loss from 1998 to 1999 is due to an increase in rental income due to an increase in the average rental rates partially offset by an increase in maintenance expense. Maintenance expense increased due to an increase in the turnover of apartment units.

Item 7A.   Quantitative and Qualitative Disclosures about  Market
Risk
     Not applicable.

Item 8.   Financial Statements and Supplementary Data

      Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report


To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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





Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
June 14, 2001

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                             Page

 Consolidated Balance Sheets at December 31, 2000 and 1999      12

 Consolidated Statements of Operations for  the  Years
  Ended December 31, 2000, 1999, and 1998                       13

 Consolidated  Statements  of  Changes  in   Partners'
  Equity for the Years Ended December 31, 2000, 1999, and 1998  14

 Consolidated Statements of Cash Flows for  the  Years
  Ended December 31, 2000, 1999, and 1998                       15

 Notes to consolidated financial statements                   16-22

Financial statement schedules:

 Schedule XI - Real Estate and Accumulated Depreciation         24

   Notes to Schedule XI                                         25




All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                   December 31, 2000 and 1999

                             Assets

                                        2000           1999
                                        ----           ----
Rental properties at cost:
 Land                               $  301,483     $  305,223
 Buildings and improvements          4,709,536      5,113,269
 Furniture and fixtures                138,632        127,333
                                    ----------     ----------
                                     5,149,651      5,545,825

  Less - accumulated depreciation   (3,044,292)    (3,158,976)
                                    ----------     ----------
                                     2,105,359      2,386,849

Cash and cash equivalents                8,872         11,813
Restricted cash                         83,662         74,163
Accounts receivable                      7,083         16,969
Other assets (net of accumulated
 amortization of $32,113 and
 $30,510)                                4,430          1,623
                                    ----------     ----------
          Total                     $2,209,406     $2,491,417
                                    ==========     ==========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                   $5,045,411     $4,586,076
 Accounts payable:
  Trade                                609,438        596,181
  Related parties                      387,621        357,526
Notes Payable - Related Party           85,545         78,831
Interest payable                     1,090,869      1,863,947
 Tenant security deposits               42,108         38,318
 Other liabilities                       8,770          8,619
                                    ----------      ---------
          Total liabilities          7,269,762      7,529,498

Partners' deficit                   (5,060,356)    (5,038,081)
                                    ----------     ----------
          Total                     $2,209,406     $2,491,417
                                    ==========     ==========

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

      For the Years Ended December 31, 2000, 1999 and 1998

                                      2000        1999        1998
                                      ----        ----        ----
Revenues:
 Rental income                    $  493,215  $  494,852  $  486,864
 Gain on sale                        139,632     102,626           0
 Interest income                       1,349       1,557       1,569
                                  ----------  ----------  ----------
       Total revenues                634,196     599,035     488,433
                                  ----------  ----------  ----------
Costs and expenses:
 Rental operations                   297,686     269,895     285,652
 General and administrative                0      69,840      69,840
 Interest                            627,735     567,159     635,899
 Depreciation and amortization       235,688     234,999     233,623
                                  ----------  ----------  ----------
      Total costs and expenses     1,161,109   1,141,893   1,225,014
                                  ----------  ----------  ----------
Loss before extraordinary item      (526,913)   (542,858)   (736,581)
Extraordinary gain on
 extinguishment of debt              504,638     939,333           0
                                  ----------  ----------  ----------
Net (loss) income                ($   22,275) $  396,475 ($  736,581)
                                  ==========  ==========  ==========
Net loss per limited partnership
 unit:
  Loss before extraordinary item ($    44.93)($    46.29)($    62.81)
  Extraordinary gain                   43.03       80.10           0
                                  ----------  ----------  ----------
                                 ($     1.90)($    33.81)($    62.81)
                                  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
     ------------------------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998

                                 Diversified
                                  Historic       Limited
                                  Advisors       Partners
                                    (1)            (2)       Total
                                 -----------     --------    -----

Percentage participation in
 profit or loss                        1%          99%         100%
                                       ==          ===         ====

Balance at December 31, 1997       ($138,845) ($4,559,130) ($4,697,975)
Net loss                              (7,366)    (729,215)    (736,581)
                                    --------   ----------   ----------
Balance at December 31, 1998        (146,211)  (5,288,345)  (5,434,556)
Net income                             3,965      392,510      396,475
                                    --------   ----------   ----------
Balance at December 31, 1999        (142,246)  (4,895,835)  (5,038,081)
Net  loss                               (223)     (22,052)     (22,275)
                                    --------   ----------   ----------
Balance at December 31, 2000       ($142,469) ($4,917,887) ($5,060,356)
                                    ========   ==========   ==========

 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 2000, 1999, and 1998.

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
      For the Years Ended December 31, 2000, 1999 and 1998

                                        2000        1999       1998
                                        ----        ----       ----
Cash flows from operating
 activities:
 Net income (loss)                  ($ 22,275) $  396,475   ($736,581)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
  Gain on sale of units              (139,632)   (102,626)          0
  Extraordinary gain on extinguish-
   ment of debt                      (504,638)   (939,333)          0
  Depreciation and amortization       235,688     234,999     233,623
  Changes in assets and liabilities:
   Increase in restricted cash         (9,499)       (723)     (4,553)
   Decrease (increase) in accounts
    receivable                          9,885        (187)     (4,313)
   Increase in other assets            (4,410)     (1,623)          0
   Increase in accounts payable -
    trade                              13,257      88,657     134,402
   Increase in accounts payable -
    related parties                    36,809      36,809      36,809
   Increase in interest payable       389,325     290,149     343,657
   Increase (decrease) in tenant
    security deposits                   3,790      (5,680)      6,050
   Increase (decrease) in other
    liabilities                           153      (5,724)     11,806
                                     --------  ----------    --------
  Net cash provided by (used in)
   operating activities                 8,453      (8,807)     20,900
                                     --------  ----------    --------
Cash flows from investing
 activities:
 Proceeds from the sale of units      710,941   1,301,921           0
 Capital expenditures                 (21,264)       (502)    (11,049)
                                     --------  ----------    --------
Net cash provided by (used in)
 investing activities                 689,677   1,301,419     (11,049)
                                     --------  ----------    --------
Cash flows from financing activities:
 Repayment of borrowings             (710,941) (1,301,921)          0
 Borrowings under debt obligations      9,870       8,238       2,323
                                     --------  ----------    --------
Net cash (used in) provided by
 financing activities                (701,071) (1,293,683)      2,323
                                     --------  ----------    --------
(Decrease) increase in cash and
 cash equivalents                      (2,941)     (1,071)     12,174
Cash and cash equivalents at
 beginning of year                     11,813      12,884         710
                                     --------  ----------    --------
Cash and cash equivalents at end of
 year                                $  8,872  $   11,813    $ 12,884
                                     ========  ==========    ========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for
   interest                          $203,600  $  277,010    $292,242

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

The Partnership was formed to acquire, rehabilitate, and manage real properties which are certified historic structures as defined in the Internal Revenue Code (the "Code"), or which were eligible for designation as such, utilizing the mortgage financing and the net proceeds from the sale of limited partnership units. Any rehabilitation undertaken by the Partnership was done with a view to obtaining certification of expenditures therefore as "qualified rehabilitation expenditures" as defined in the Code.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statement follows:

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

The  net income or loss per limited partnership unit is based  on
the   weighted  average  number  of  limited  partnership   units
outstanding during the period (11,609.6 in 2000, 1999, and 1998).

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

9.   Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification  sufficient  to allow it to  continue  to  hold  the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficits and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.
10.  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - GOING CONCERN

In recent years the Partnership has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Partnership has first mortgages in place on each of its remaining properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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

All distributable cash from sales or refinancing will be distributed to the limited partners in an amount equal to their Original Capital Contribution plus an amount equal to 6% of their Original Capital Contribution per annum on a cumulative basis less the sum of all prior distributions and, thereafter, after receipt by certain affiliates of the General Partner of their subordinated real estate commissions, the limited partners will receive 85% of cash from sales or refinancings.

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the Limited
Partners.

NOTE E - ACQUISITIONS

The Partnership acquired six properties and two general or limited partnership interests during the period November 1984 to December 1986, as discussed below.

In November 1984, the Partnership purchased 20 residential apartments located in Philadelphia, Pennsylvania for $4,056,475. The lender on eleven of the apartments foreclosed in December 1996. In 1999, the Partnership sold three of the apartment units, and in 2000, the Partnership sold two of the apartment units.

In November 1984, the Partnership purchased a building located in
Philadelphia,   Pennsylvania,  consisting  of   17   units,   for
$1,725,000.

In   December  1984,  the  Partnership  purchased  two  adjoining buildings located in Philadelphia, Pennsylvania, consisting of 18 residential units and 4,500 square feet of commercial space, for $405,000.

In December 1984, the Partnership purchased a four-story building located  in  Philadelphia,  Pennsylvania,  consisting  of  22,200 square feet of commercial space, for $465,000. The lender on the property foreclosed in 1992.

In December 1984, the Partnership acquired a building located in Philadelphia, Pennsylvania, consisting of 14 residential units, for $160,000. The lender on the property foreclosed in 1993.

In February 1985, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owned 21 residential units located in East Greenwich, Rhode Island, for a cash capital contribution of $3,600,000. The lender on the property foreclosed in 1993.

In June 1985, the Partnership was admitted, with a 99.5% general partner interest, to a Pennsylvania general partnership which owned a building consisting of 50 residential units located in
Reading, Pennsylvania, for a cash capital contribution of $2,650,000. The lender on the property foreclosed in 1995.

In  December 1986, the Partnership acquired a building located in
Savannah,  Georgia, consisting of 13 apartments and 7,820  square
feet  of  commercial  space, for $812,916.   The  lender  on  the
property foreclosed in 1993.



NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                    December  31,
                                                 2000          1999
                                                 ----          ----
Mortgage loans, interest accrues at  12%,    $1,792,063   $1,335,267
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,     1,217,307    1,217,307
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable       138,444      138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage loan, interest accrues at 2 1/2%     1,420,794    1,418,255
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%; therefore 8 1/2%  at
December 31, 2000 and 1999, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 11%;  payable       380,114      380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property [B]

Notes payable, interest at prime plus 1 1/2%    96,689       96,689
(11%  and  10% at December 31,  2000  and   ----------   ----------
1999,   respectively);   principal    and
interest due upon sale of the related property; collateralized by the related rental property[C]


                                            $5,045,411   $4,586,076
                                            ==========   ==========

(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $197,284 at December 31, 2000, which includes $20,767 for each of 2000, 1999 and 1998.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $397,220 at December 31, 2000, which includes $41,813 for each of 2000, 1999 and 1998.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $87,045 at December 31, 2000 which includes $11,044, $9,501 and $9,488 for 2000, 1999 and 1998, respectively.

Approximate maturities of the mortgage loan obligations at December 31, 2000, for each of the succeeding five years are as follows:


                 2001              $  138,444
                 2002                       0
                 2003               2,638,101
                 2004                       0
                 2005                       0
                 Thereafter         2,268,866
                                   ----------
                                   $5,045,411
                                   ==========

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 1999 and 2000. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2000 is $85,545.

NOTE H - EXTRAORDINARY GAIN

During 2000, the Partnership sold two condominium units at the Smythe Stores condominium complex. In connection with those sales, $504,638 of debt was extinguished. During 1999, the Partnership sold three condominium units at the Smythe Stores condominium complex. In connection with those sales, $939,333 of debt was extinguished. The extraordinary gain represents the excess of the debt extinguished over the fair market value of the units.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:

                                   For the Years Ended December 31,
                                    2000         1999         1998
                                    ----         ----         ----
Net (loss) income book         ($   22,275)  $  396,475  ($  736,581)
Excess of book over tax
 depreciation                       38,311       19,626        8,169
Difference between book and tax
 basis of units sold                     0      105,234            0
Other                               (1,852)           0            0
                                ----------   ----------   ----------
Net income (loss) - tax         $   14,184   $  521,335  ($  728,412)
                                ==========   ==========   ==========

Partners' deficit - book       ($5,060,356) ($5,038,081) ($5,434,556)
Costs of issuance                1,393,762    1,393,762    1,393,762
Cumulative tax under book loss    (556,992)    (593,451)    (718,311)
                                ----------   ----------   ----------
Partners' deficit - tax        ($4,223,586) ($4,237,770) ($4,759,105)
                                ==========   ==========   ==========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 2000

                                           Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (g)                                  (a) (d)

4 condominium
apartment
units in
Philadelphia,                              (106,626)
PA                                            (h)
            $1,792,063 $  7,483  $  831,504 $51,046   1984   11/9/84

16 apartment
units and
1 unit
[1,000 S.F.]
of
commercial
space in
Philadelphia,
PA           1,355,751  120,000   1,744,097  91,603   1984  11/14/84

18 apartment
units
and 5,188
square feet
of
commercial
space in                                    (45,079)
Philadelphia,                                 (h)    1984-
PA           1,897,597   174,000  2,188,961  92,662  1985  12/14/84
            ----------  -------- ---------- -------
TOTAL       $5,045,411  $301,483 $4,764,562 $83,606
            ==========  ======== ========== =======



            Gross Amount at which Carried
               at December 31, 2000



                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
                                   (c)(e)      (e)(f)
4
condominium
apartment
units in
Philadelphia,
PA           $7,483   $  831,504 $  838,987  $  490,989

16 apartment
units
and  1 unit
[1,000 S.F.]
of
commercial
space
Philadelphia,
PA          120,000    1,807,606  1,927,606   1,152,651

18 apartment
units
and 5,188
square feet
of
commercial
space
in
Philadelphia,
PA          174,000   2,209,058  2,383,058    1,400,653
           --------  ---------- ----------   ----------
TOTAL      $301,483  $4,848,168 $5,149,651   $3,044,293
           ========  ========== ==========   ==========

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2000

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2000, for Federal income tax purposes is approximately $4,352,780. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                       2000        1999        1998
                                       ----        ----        ----
Balance at beginning of year       $5,545,825  $6,171,259  $6,160,210
Additions during the year:             21,264           0           0
  Improvements                              0         502      11,049
                                   ----------  ----------  ----------
                                    5,567,089   6,171,761   6,171,259
Deductions during the year:
  Retirements                        (417,438)   (625,936)          0
Balance at end of year             $5,149,651  $5,545,825  $6,171,259
                                   ==========  ==========  ==========

Reconciliation of accumulated
 depreciation:
                                       2000        1999        1998
                                       ----        ----        ----
Balance at beginning of year       $3,158,976  $3,290,172  $3,056,549
Depreciation expense for the year     234,084     234,999     233,623
Retirements                          (348,768)   (366,195)          0
                                   ----------  ----------  ----------
Balance at end of year             $3,044,292  $3,158,976  $3,290,172
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

          b. Identification of Executive Officers

             The General Partner of the Registrant is Diversified
Historic Advisors (DHA), a Pennsylvania general partnership. The partners of DHA are as follows:

Name         Age   Position        Term of Office  Period Served
----         ---   --------        --------------  -------------

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

         On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced Diversified Historic Properties, Inc. ("DHP") as partners of DHA. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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
President,  Treasurer  and  sole  Director  of  EPK,  Inc.    Mr.
Wertheimer is an attorney with extensive experience in real estate activities and ventures.

          Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 35) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP since
January 27, 1993.


Item 11.  Executive Compensation

           a. Cash Compensation - During 2000 Registrant paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation, not referred to in paragraph a. or paragraph b. of this Item, was paid or distributed during 2000 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1998 through 2000.

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

PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1.   Financial Statements:

             a.  Consolidated Balance Sheets at December 31, 2000
                and 1999.

             b.   Consolidated  Statements of Operations  for  the
                 Years Ended  December  31, 2000, 1999 and 1998.

             c.   Consolidated Statements of Changes in Partners' Equity for
                 the Years Ended December 31, 2000, 1999 and 1998.

             d.   Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2000, 1999 and 1998.

             e.   Notes to consolidated financial statements.

          2.   Financial statement schedules:

             a.    Schedule XI - Real Estate and Accumulated Depreciation.

             b.    Notes to Schedule XI.

          3.    Exhibits:

            (a)  Exhibit  Number    Document
                 ---------------    --------

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

            (b)  Reports on Form 8-K:

                 No  reports  were filed  on  Form  8-K  during the
                quarter  ended December 31, 2000.

            (c)  Exhibits:
                 See Item 14(A)(3) above

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIVERSIFIED HISTORIC INVESTORS

                              By: Diversified Historic Advisors,
  Date:  September 26, 2002        General Partner
         ------------------
                                    By: EPK, Inc., Partner

                                        By: /s/ Spencer Wertheimer
                                            ----------------------
                                            SPENCER WERTHEIMER
                                            President and Treasurer

                                        By: /s/ Michele F. Rudoi
                                            --------------------
                                            MICHELE F. RUDOI,
                                            Assistant Secretary

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date
        ---------               --------             ----

DIVERSIFIED HISTORIC ADVISORS General Partner

By: EPK, Inc., Partner

   By: /s/ Spencer Wertheimer                    September 26, 2002
       ----------------------                    ------------------
       SPENCER WERTHEIMER
       President and Treasurer

   By: /s/ Michele F. Rudoi                      September 26, 2002
       --------------------                      ------------------
       MICHELE F. RUDOI,
       Assistant Secretary