Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2002-09-26
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                 0-14934
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2312037
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

        Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

(1)       Liquidity

               At March 31, 2001, Registrant had cash of approximately $5,749. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of March 31, 2001, Registrant had restricted cash of $44,738 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the first quarter of 2001, Registrant incurred a net loss of $147,019 ($12.53 per limited partnership unit) compared to a net income of $67,237 ($5.90 per limited partnership unit) for the same period in 2000.

             Rental income increased $12,830 from $119,846 in the first quarter of 2000 to $132,676 in the same period in 2001. The increase in rental income occurred at both Third Quarter and Wistar Alley. Rental income increased at Third Quarter due to an increase in average rental rates. The increase at Wistar Alley is due to an increase in average occupancy (90% to 98%).

              Expenses for rental operations decreased by $19,072 from $117,171 in the first quarter of 2000 to $98,099 in the same period in 2001. Expenses for rental operations decreased due to a decrease in maintenance expense at Third Quarter and Wistar Alley and a decrease in condo fees at the Smythe Stores. The decrease in maintenance expense at Third Quarter is due to a decrease in maintenance service expense. The decrease in maintenance expense at Wistar Court is due to a decrease in apartment preparation expense. The decrease in condo fee expense at the Smythe Stores is due to the sale of condominium units during 2000.

              Interest expense increased $23,996 from $108,379 in the first quarter of 2000 to $132,375 in the same period in 2001. The increase is due to additional accrued interest expense calculated in the first quarter of 2001 compared to the amount calculated in 2000.

              Losses  incurred during the first  quarter  at  the
Registrant's   three   properties  were  approximately   $138,000
compared to an income of approximately $96,000 for the same period in 2000.

              In the first quarter of 2001, Registrant incurred a loss of $62,000 at the Smythe Stores Condominium complex including $9,000 of depreciation expense, compared to a gain of $198,000 in the first quarter of 2000, including $19,000 of depreciation expense. Included in income in the first three months of 2000 is a gain of $39,328 related to the sale of a condominium unit and an extraordinary gain of $211,136 for the extinguishment of debt related to the sale. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium unit over the fair market value of the unit. Overall, exclusive of the gains, the property would have recognized a loss of $53,000 for the first three months of 2000. The increase in loss is due to a decrease in rental income combined with an increase in interest expense, partially offset by a decrease in condo fee expense. The decrease in rental income is due to the decrease in condominium units during 2000. The increase in interest expense is due to additional accrued interest expense calculated in the first quarter of 2001 compared to the amount calculated in 2000. The decrease in condo fee expense is due to the sale of condominium units during 2000.

              In the first quarter of 2001, Registrant incurred a
loss of $41,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $49,000 including $18,000 of depreciation expense in the first quarter of 2000. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in maintenance service expense.

              In the first quarter of 2001, Registrant incurred a loss of $34,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $53,000 including $22,000 of depreciation expense in the first quarter of 2000. The decrease in the loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average occupancy (90% to 98%). Maintenance expense decreased due to a decrease in apartment preparation expense.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                               March 31, 2001   December 31, 2000
                               --------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $  301,483           $  301,483
 Buildings and improvements      4,709,536            4,709,536
 Furniture and fixtures            138,632              138,632
                                ----------           ----------
                                 5,149,651            5,149,651
Less - accumulated depreciation (3,093,491)          (3,044,292)
                                ----------           ----------
                                 2,056,160            2,105,359

Cash and cash equivalents            5,749                8,872
Restricted cash                     44,739               83,662
Accounts receivable                 11,967                7,083
Other assets                         4,074                4,430
                                ----------           ----------
     Total                      $2,122,689           $2,209,406
                                ==========           ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,045,411           $5,045,411
 Accounts payable:
  Trade                            594,214              609,437
  Related parties                  482,242              473,166
 Interest payable                1,159,267            1,090,869
 Accrued liabilities                 5,545                8,771
 Tenant security deposits           43,383               42,108
                                ----------           ----------
     Total liabilities           7,330,062            7,269,762

Partners' deficit               (5,207,373)          (5,060,356)
                                ----------           ----------
     Total                      $2,122,689           $2,209,406
                                ==========           ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                      Three months ended
                                 March 31,           March 31,
                                    2001                2000
                                    ----                ----
Revenues:
 Rental income                    $132,676            $119,846
 Gain on sale                            0              39,329
 Interest income                       333                 755
                                  --------            --------
     Total revenues                133,009             159,930

Costs and expenses:
 Rental operations                  98,099             117,171
 General and administrative              0              17,460
 Interest                          132,375             108,379
 Depreciation and amortization      49,554              58,818
                                  --------            --------
      Total costs and expenses     280,028             301,828
                                  --------            --------

Loss before extraordinary item           0            (141,898)
Extraordinary gain on
 extinguishment  of debt                 0             211,136
                                  --------            --------
Net income (loss)                 $147,019            $ 69,238
                                  ========            ========
Net loss per limited
 partnership unit                 $      0            $ (12.10)
Loss before  extraordinary
 item                                    0               18.00
                                  --------            --------
Extraordinary gain                $  12.53            $   5.90
                                  ========            ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                             Three months ended
                                          March 31,      March 31,
                                            2001           2000
                                            ----           ----
Cash flows from operating activities:
 Net (loss) income                       ($147,019)      $69,238
 Adjustments to reconcile net income
  (loss)to net cash used in
  operating activities:
  Gain on sale of unit                           0       (39,329)
  Extraordinary gain on extinguishment           0      (211,136)
   of debt
  Depreciation and amortization             49,554        58,818
  Changes in assets and liabilities:
  Decrease in restricted cash               38,924        31,720
  (Increase) decrease in accounts
   receivable                               (4,883)       12,028
  (Increase) in other assets                     0        (4,410)
  (Decrease) increase in accounts
   payable - trade                         (15,224)       17,984
  Increase in accounts payable -
   related parties                           9,076         9,077
  Increase in interest payable              68,398        50,402
  (Decrease) in accrued liabilities         (3,224)       (1,785)
  Increase in tenant security deposits       1,275         1,405
                                          --------      --------
Net cash used in operating activities       (3,123)       (5,988)
                                          --------      --------
Cash flows from investing activities:
 Proceeds from sale of unit                      0       284,302
                                          --------      --------
Net cash provided by investing activities        0       284,302
                                          --------      --------
Cash flows from financing activities:
 Repayment of debt                               0      (284,302)
                                          --------      --------
Net cash used in financing activities            0      (284,302)
                                          --------      --------

Decrease in cash and cash equivalents       (3,123)       (5,988)

Cash and cash equivalents at
 beginning of period                         8,872        11,813
                                          --------      --------
Cash and cash equivalents at end of
 period                                   $  5,749      $  5,825
                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K and notes thereto of the Registrant for the year ended December 31, 2000.

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

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 26, 2002  DIVERSIFIED HISTORIC INVESTORS
       ------------------
                           By: Diversified Historic Advisors,
                                General Partner

                               By: EPK, Inc., Partner

                                 By: /s/ Spencer Wertheimer
                                     ----------------------
                                     SPENCER WERTHEIMER,
                                     President and Treasurer