Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2002-09-30
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

               At June 30, 2001, Registrant had cash of approximately $858. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $63,068 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2001, Registrant recognized a net income of $116,357 ($9.92 per limited partnership unit) compared to a net income of $213,721 ($18.23 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a loss of $30,662 ($2.61 per limited partnership unit) compared to a net income of $282,958 ($24.13 per limited partnership unit) for the same period in 2000.

              Rental income increased $9,989 from $121,860 in the second quarter of 2000 to $131,849 in the same period in 2001. The increase in rental income is due to an increase in average occupancy (96% to 98%) at Wistar Alley and an increase in average rental rates at the Third Quarter Apartments.

              Rental income increased $22,818 from $241,706 for the first six months of 2000 to $264,524 for the same period in 2001. The increase in rental income is due to an increase in average occupancy (93% to 98%) at Wistar Alley and an increase in average rental rates at the Third Quarter Apartments.

              Expenses for rental operations decreased by $39,173 from $107,202 in the second quarter of 2000 to $68,029 in the same period in 2001 and for the first six months of 2001 decreased $58,247 from $224,374 during the first six months of 2000 to $166,127 for the same period in 2001. The decrease in rental operations expense for the second quarter and the first half of 2001 is due to a decrease in maintenance expense at Wistar Alley, Third Quarter, and the Smythe Stores combined with a decrease in miscellaneous tax and license expense at the Smythe Stores. The decrease in maintenance expense at Wistar Alley is due to a decrease in apartment preparations expense. The decrease in maintenance expense at the Third Quarter Apartments is due to a decrease in ground maintenance and cleaning service. The decrease in maintenance expense at the Smythe Stores is due to the sale of a condominium unit during the second quarter of 2001. The decrease in miscellaneous tax and license expense at the Smythe Stores is due to a decrease in the Net Profit Tax owed by property in the second quarter of 2001 compared to the same period in 2000.

              Interest expense increased $12,081 from $118,741 in the second quarter of 2000 to $130,822 in the same period in 2001 and increased by $36,077 from $227,120 for the first six months of 2000 to $263,197 for the same period in 2001. The increase in interest expense is due to an increase in the amount of interest expense accrued at the Smythe Stores during the second quarter and the first six months of 2001 compared to the same period in 2000.

              Income recognized during the second quarter at the Registrant's properties was approximately $126,000, compared to income of approximately $240,000 for the same period in 2000. For the first six months of 2001, the Registrant's properties incurred a net loss of approximately $12,000 compared to income of approximately $336,000 for the same period in 2000.

             In the second quarter of 2001, Registrant recognized income of $176,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to income of $309,000 in the second quarter of 2000, including $19,000 of depreciation expense. Included in income in the second quarter of 2001 is a gain of $27,811 related to the sale of a condominium unit compared to $100,304 for the same period in 2000. An extraordinary gain of $214,985 for the second quarter of 2001 compared to $293,501 for the same period in 2000 was recognized for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have incurred a loss of $69,000 for the second quarter of 2001 compared to a loss of $83,000 for the second quarter of 2000. The decrease in loss is due to a decrease in maintenance expense and miscellaneous tax and license expense, partially offset by an increase in interest expense. The decrease in maintenance expense is due to the sale of a condominium unit during the second quarter 2001, and the decrease in miscellaneous tax and license expense is due to a decrease in the Net Profit Tax owed by the property in 2001 compared to the same period in 2000. The increase in interest expense is due to the increase in accrued interest recorded in the second quarter of 2001 compared to the same period in 2000.

               In the first six months of 2001, Registrant recognized income of $114,000 including $27,000 of depreciation expense, compared to income of $507,000 for the same period in 2000, including $38,000 of depreciation expense. Included in income in the first six months of 2001 is a gain of $27,811 related to the sale of a condominium unit compared to a gain of $139,633 related to the sale of two condominium units which was included in income for the first six months of 2000. An extraordinary gain of $214,985 for the first six months of 2001 compared to $504,638 for the same period in 2000 was recognized for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have incurred a loss of $129,000 for the first six months of 2001 compared to a loss of $135,000 for the same period in 2000. The decrease in loss is due to a decrease in miscellaneous tax and license expense and a decrease in depreciation expense, partially offset by an increase in interest expense. The decrease in maintenance expense and depreciation expense is due to the sale of a condominium unit during the second quarter of 2001, and the decrease in miscellaneous tax and license expense is due to a decrease in the Net Profit Tax payment. The increase in interest expense is due to the increase in accrued interest recorded for the second quarter of 2001 compared to the same period in 2000.


             In the second quarter of 2001, Registrant incurred a loss of $36,000 at Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $35,000 including $18,000 of depreciation expense in the second quarter of 2000. The increase in the loss for the second quarter is due to an increase in miscellaneous operating expense due to general expenses incurred at the property. For the first six months of 2001, Registrant incurred a loss of $77,000, including $37,000 of depreciation expense, compared to a loss of $85,000 for the same period of 2000, including $36,000 of depreciation expense. The decrease in loss for the first six months is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates and the decrease in maintenance expense is due to a decrease in ground maintenance and cleaning service expense.

             In the second quarter of 2001, Registrant incurred a loss of $15,000 at Wistar Alley, including $22,000 of depreciation expense, compared to a loss of $33,000, including $22,000 of depreciation expense, in the second quarter of 2000. For the first six months of 2001, Registrant incurred a loss of $49,000, including $45,000 of depreciation expense, compared to a loss of $86,000, including $44,000 of depreciation expense, for the same period in 2000. The decrease in the loss for both the second quarter and the first six months of 2001 compared to the same period in 2000 is due to an increase rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in average occupancy (93% to 98%) for the first six months. The decrease in maintenance expense is due to a decrease in apartment preparation expense during the third quarter.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                              June 30, 2001    December 31, 2000
                              -------------    -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $  299,612          $  301,483
 Buildings and improvements      4,506,943           4,709,536
 Furniture and fixtures            134,376             138,632
                                ----------          ----------
                                 4,940,931           5,149,651
Less - accumulated depreciation (3,026,337)         (3,044,292)
                                ----------          ----------
                                 1,914,594           2,105,359
Cash and cash equivalents              858               8,872
Restricted cash                     63,068              83,662
Accounts receivable                  9,887               7,083
Other assets (net of
 amortization of
 $32,825 and $32,113)                3,719               4,430
                                ----------          ----------
     Total                      $1,992,126          $2,209,406
                                ==========          ==========

                Liabilities and Partners' Equity

Liabilities:
Debt obligations                $4,899,659          $5,045,411
Accounts payable:
 Trade                             589,988             609,437
 Related parties                   491,419             473,166
Interest payable                 1,049,806           1,090,869
Tenant security deposits            49,673              42,108
Other liabilities                    2,598               8,771
                                ----------          ----------
     Total liabilities           7,083,143           7,269,762
Partners' deficit               (5,091,017)         (5,060,356)
                                ----------          ----------
     Total                      $1,992,126          $2,209,406
                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                          Three months            Six months
                         ended June 30,         ended June 30,
                        2001        2000        2001      2000
                        ----        ----        ----      ----
Revenues:
 Rental income       $131,849    $121,860    $264,524    $241,706
 Gain on sale of
  units                27,811     100,305      27,811     139,633
 Other income              90           0          90           0
 Interest income          231         164         564         919
                     --------    --------    --------    --------
  Total revenues      159,981     222,329     292,989     382,258
                     --------    --------    --------    --------

Costs and expenses:
 Rental operations     68,028     107,202     166,126     224,374
 General and
  administrative            0      17,460           0      34,920
 Interest             130,822     118,741     263,197     227,120
 Depreciation and
  amortization         59,759      58,706     109,313     117,524
                     --------    --------    --------    --------
  Total costs and
   expenses           258,609     302,109     538,636     603,938

Loss before
 extraordinary item   (98,628)    (79,780)   (245,647)   (221,680)
Extraordinary gain
 from extinguishment
 of debt              214,985     293,501     214,985     504,638
                     --------    --------    --------    --------
Net income/loss      $116,357    $213,721   ($ 30,662)  ($282,958)
                     ========    ========    ========    ========
Net income (loss)
 per limited
 partnership unit:
 Loss before
  extraordinary
  item              ($   8.41)  ($   6.80)  ($  20.94)  ($  18.90)
 Extraordinary gain     18.33       25.03       18.33       43.03
                     --------    --------    --------    --------
                     $   9.92    $  18.23   ($   2.61)   $  24.13
                     ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)


                                          Six months ended
                                               June 30,
                                          2001         2000
                                          ----         ----
Cash flows from operating activities:
 Net income                            $212,134     $282,958
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
  Gain on sale of units                 (27,811)    (139,633)
  Extraordinary gain on extinguishment
   on debt                             (214,985)    (504,638)
  Depreciation and amortization         109,313      117,524
  Changes in assets and liabilities:
  Decrease in restricted cash            20,595       19,098
  (Increase) decrease in accounts
   receivable                            (2,803)       9,111
  Increase in other assets                    0       (4,410)
  (Decrease) increase in accounts
   payable - trade                      (19,450)      65,314
  Increase in accounts payable -
   related parties                       18,253       18,253
  (Decrease) increase in interest
   payable                              (41,063)     111,064
  (Decrease) increase in accrued
   liabilities                           (6,173)       7,949
  Increase in tenant security deposits    7,565        5,365
                                       --------     --------
Net cash (used in) provided by
 operating activities                    55,575      (12,045)
                                       --------     --------
Cash flows from investing activities:
 Proceeds from sale of units             82,163      710,941
                                       --------     --------
Net cash provided by investing
 activities                              82,163      710,941
                                       --------     --------
Cash flows from financing activities:
 Repayment of debt                     (145,752)    (710,941)
 Borrowings under debt obligations            0        7,332
                                       --------     --------
Net cash used in financing activities  (145,752)    (703,609)
                                       --------     --------
Decrease) increase in cash and cash
 equivalents                             (8,014)      (4,713)
Cash and cash equivalents at
 beginning of period                      8,872       11,813
                                       --------     --------
Cash and cash equivalents at end of
 period                                $    858     $  7,100
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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2002   DIVERSIFIED HISTORIC INVESTORS
      ------------------
                           By: Diversified Historic Advisors,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer