Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2002-09-30
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2001
        (unaudited) and December 31, 2000
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2001 and 2000
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2001 and 2000 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

              As of September 30, 2001, Registrant had cash of approximately $8,109. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $68,761 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the third quarter of 2001, Registrant incurred a net loss of $106,003 ($9.03 per limited partnership unit) compared to a net loss of $281,241 ($23.98 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a net loss of $136,664 ($11.65 per limited partnership unit) compared to a net income of $1,717 ($0.15 per limited partnership unit) for the same period in 2000.

             Rental income increased $12,032 from $124,146 in the third quarter of 2000 to $136,178 in the same period in 2001 and for the first nine months of 2001 increased $34,850 from $365,852 for the first nine months of 2000 to $400,702 for the same period in 2001. The increase in rental income is due to an increase in rental rates at Wister Alley, Third Quarter and the Smythe Stores.

              Rental operations expense decreased by $6,732 from $61,705 in the third quarter of 2000 to $54,973 in the same period in 2001 and decreased by $64,979 from $286,079 for the first nine months of 2000 to $221,100 for the same period in 2001. The decrease in rental operations expense is due to a decrease in maintenance expense at Wister Alley, Third Quarter, and the Smythe Stores. The decrease at Wister Alley is due to a decrease in apartment preparation expenses. The decrease at Third Quarter is due to a decrease in grounds maintenance and cleaning service expense, and the decrease at the Smythe Stores is due to a decrease in maintenance service expense and a decrease in HVAC service and repairs.

             Interest expense decreased $139,880 from $267,714 in the third quarter of 2000 to $127,834 in the same period in 2001 and decreased $103,803 from $494,834 for the first nine months of 2000 to $391,031 for the same period in 2001. The decrease in interest expense for both the third quarter and first nine months of 2001 is due to a decrease in principal balance in which the interest in calculated. The decrease in principal balance is due to the sale of a condominium unit at the Smythe Stores during the second quarter of 2001.

              Losses incurred during the third quarter at the Registrant's properties were approximately $97,000, compared to a loss of approximately $255,000 for the same period in 2000. For the first nine months of 2001 the Registrant's properties incurred a net loss of approximately $109,000 compared to income of approximately $81,000 for the same period in 2000.
           In the third quarter of 2001, Registrant incurred a loss of $64,000 at the Smythe Stores condominium complex including $19,000 of depreciation expense, compared to a loss of $203,000, including $19,000 of depreciation expense, in the third quarter of 2000. The decrease in loss for the third quarter is due to an increase in rental income combined with a decrease in interest expense. The increase in rental income is due to an increase in average rental rates. The decrease in interest expense is due to a decrease in principal balance in which the interest is calculated. The decrease in principal balance is due to the sale of a condominium unit at the Smythe Stores during the second quarter of 2001.

              In the first nine months of 2001, Registrant recognized income of $50,000, including $46,000 of depreciation expense, compared to income of $303,000, including $56,000 of depreciation expense, for the same period in 2000, at the Smythe Stores condominium complex. Included in income in the first nine months of 2001 is a gain of $27,811 related to the sale of a condominium unit compared to $139,633 for the sale of two condominium units for the same period in 2000. An extraordinary gain of $214,985 was recognized for the first nine months of 2001 compared to $504,638 for the same period in 2000 for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain the property would have incurred a loss of $192,000 for the first nine months of 2001 compared to a loss of $341,000 for the same period in 2000. The decrease in loss for first nine months is due to an increase in rental income and a decrease in maintenance expense and interest expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in maintenance service expense and HVAC service and repairs, and the decrease in interest expense is due to a decrease in principal balance in which the interest is calculated.


              In the third quarter of 2001, Registrant incurred a loss of $26,000 at the Third Quarter Apartments, including $18,000 of depreciation expense, compared to a loss of $31,000, including $18,000 of depreciation expense, in the third quarter of 2000 and for the first nine months of 2001 incurred a loss of $104,000 including 55,000 in depreciation expense, compared to a loss of $116,000 including $54,000 in depreciation expense during 2000. The decrease in loss for the third quarter and the first nine months is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in leasing commission expense. The decrease in maintenance expense is due to a decrease in grounds maintenance and cleaning service expense. The increase in leasing commission expense is due to the increase in the turnover of apartment units.

              In the third quarter of 2001, Registrant incurred a loss of $7,000 including $22,000 of depreciation expense, at Wistar Alley compared to a loss of $20,000, including $22,000 of depreciation expense, in the third quarter of 2000 and for the first nine months of 2001, Registrant incurred a loss of $56,000, including $67,000 of depreciation expense, compared to a loss of $106,000, including $66,000 of depreciation expense for the same period in 2000. The decrease in loss for both the third quarter and the first nine months is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates. Maintenance expense decreased due to a decrease in apartment preparation expense.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                                September 30,    December 31,
                                    2001             2000
                                    ----             ----
                                (Unaudited)
Rental properties, at cost:
 Land                          $  299,612        $  301,483
 Buildings and improvements     4,506,943         4,709,536
 Furniture and fixtures           134,376           138,632
                               ----------        ----------
                                4,940,931         5,149,651
Less - accumulated depreciation(3,085,740)       (3,044,292)
                               ----------        ----------
                                1,855,191         2,105,359

Cash and cash equivalents           8,109             8,872
Restricted cash                    68,761            83,662
Accounts receivable                12,935             7,083
Other assets (net of
 amortization of
 $33,181 and $32,113)               3,364             4,430
                               ----------        ----------
     Total                     $1,948,360        $2,209,406
                               ==========        ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $4,899,659        $5,045,411
 Accounts payable:
  Trade                           580,778           609,437
  Related parties                 500,697           473,166
 Interest payable               1,115,462         1,090,869
 Tenant security deposits          45,390            42,108
 Other liabilities                  3,394             8,771
                               ----------        ----------
     Total liabilities          7,145,380         7,269,762

Partners' deficit              (5,197,020)       (5,060,356)
                               ----------        ----------
     Total                     $1,948,360        $2,209,406
                               ==========        ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                            Three months             Nine months
                         ended September 30,     ended September 30,
                          2001        2000        2001        2000
                          ----        ----        ----        ----
Revenues:
 Rental income          $136,178    $124,146   $400,702  $  365,852
 Gain on sale of
  units                        0           0     27,811     139,633
 Other Income                  0           0         90           0
 Interest income             386         199        950       1,118
                        --------    --------   --------  ----------
  Total revenues         136,564     124,345    429,553     506,603
                        --------    --------   --------  ----------
Costs and expenses:
 Rental operations        54,973      61,705    221,100     286,079
 General and
  administrative               0      17,460          0      52,380
 Interest                127,834     267,714    391,031     494,834
 Depreciation and
  amortization            59,760      58,707    169,071     176,231
                        --------    --------   --------  ----------
  Total costs and
   expenses              242,567     405,586    781,202   1,009,524
                        --------    --------   --------  ----------
Loss before
 extraordinary item     (106,003)   (281,241)  (351,649)   (502,921)
Extraordinary gain
 from extinguishment of
 debt                          0           0    214,985     504,638
                        --------    --------   --------  ----------
Net income(loss)       ($106,003)  ($281,241) ($136,664) $    1,717
                        ========    ========   ========  ==========
Net income (loss) per
 limited partnership
 unit:
 Loss before
  extraordinary item   ($   9.03)  ($  23.98) ($  29.98)($   42.88)
 Extraordinary gain            0           0      18.33      43.03
                        --------    --------   --------  ---------
                       ($   9.03)  ($  23.98) ($  11.65) $    0.15
                        ========    ========   ========  =========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                           Nine months ended
                                             September 30,
                                             2001     2000
                                             ----     ----

Cash flows from operating activities:
 Net Income (loss)                        $106,132  $  1,717
 Gain on sale of units                     (27,811) (139,633)
 Extraordinary gain on extinguishment
  on debt                                 (214,985) (504,638)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization            169,072   176,231
  Changes in assets and liabilities:
  Decrease in restricted cash               14,901     8,378
  (Increase) decrease in accounts
   receivable                               (5,851)    9,329
  Increase in other assets                       0    (4,410)
  (Decrease) increase in accounts
   payable - trade                         (28,660)   80,851
  Increase in accounts payable -
   related parties                          27,531    27,531
  Increase in interest payable              24,593   318,066
  (Decrease) increase in accrued
   liabilities                              (5,378)    2,146
  Increase (decrease)in tenant security
   deposits                                  3,282     4,075
                                          --------  --------
Net cash (used in) provided by
 operating activities                       62,826   (20,357)
                                          --------  --------
Cash flows from investing activities:
 Proceeds from sale of units                82,163         0
                                          --------  --------
Net cash provided by investing
 activities                                 82,163         0
                                          --------  --------
Cash flows from financing activities:
 Proceeds from debt financing             (145,752)   12,408
                                          --------  --------
Net cash provided by financing activites  (145,752)   12,408
                                          --------  --------
Decrease in cash and cash equivalents         (763)   (7,949)
Cash and cash equivalents at
 beginning of period                         8,872    11,813
                                          --------  --------
Cash and cash equivalents at end of
 period                                   $  8,109  $  3,864
                                          ========  ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

       (a)Exhibit Number        Document
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

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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