Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2003-05-28
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

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

                            PART I


Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of December 31, 2001, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

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

              As of December 31, 2001, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 37 apartment units and 6,187 square feet ("sf") of commercial space. As of December 31, 2001, 35 of the apartment units were under lease at monthly rental rates ranging from $795 to $1,650. In addition, all of the commercial space was under lease at annual rates ranging from $10.00 to $14.70 per square foot. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industries. The properties currently owned by the Registrant are all located in the Old City Historic District in Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitor in this market is Historic Landmarks for Living, which owns several similar residential buildings in the District. The District has recently re-emerged as a popular place to live for young professionals and has created a demand for the apartment units owned by the Registrant.

             Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., hereafter known as "BCMI", a real estate management firm.

           d.  Financial Information About Foreign  and  Domestic
Operations
             and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.


Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned  three
properties or interests therein. A summary description of each property held at December 31, 2001 is given below.

           a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Old City Historic District of Philadelphia, Pennsylvania. In November 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per
sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 2001 is $1,646,311. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the
Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. During 2000, two units were sold at sales prices of $284,302, and $426,639, respectively. During 2001, one unit was sold at a sales price of $324,959. The net proceeds of each sale were used to pay accrued interest due on the mortgages.

              The remaining three units are managed by BCMI. As of December 31, 2001, the three apartment units were under lease (100%) at monthly rental rates ranging from $1,340 to $1,650. All leases are renewable, one-year leases. The occupancy at the end of the previous four years was 75% for 2000, 67% for 1999, 100% for 1998, and 96% for 1997. The monthly rental range at the end of the previous four years was $1,170 to $1,575 in 2000, $865 to $1,500 for 1999, $825 to 1,390 for 1998, and $715 to $1,350
for 1997. For tax purposes, this property has a federal tax basis of $624,655 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $3,827, which is based on an assessed value of $46,304 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. The Third Quarter Apartments - consists of 16 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street Philadelphia, Pennsylvania. In November 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1999 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property made payments of at least the minimum in order to keep the loan current. In December of 2001, the loan was sold. The terms of the loan were modified to include the addition of $112,672 of accrued and unpaid interest to the principal balance. The first mortgage has a principal balance at December 31, 2001 of $1,329,979 and bears interest at 12%. The second note has a principal balance of $218,049, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

             The Third Quarter Apartments is managed by BCMI.  As
of December 31, 2000, 14 units were under lease (88%) at monthly rental rates ranging from $795 to $1,550 and one commercial unit, which has 1,000 square feet of commercial space was under lease (100%) at an annual rental rate of $14.70 per square foot. All residential leases are renewable, one-year leases. The residential occupancy at year end for the previous four years was 100% for 2000, 100% for 1999, 94% for 1998, and 88% for 1997.
The monthly rental range at the end of the previous four years was $715 to $1,285 for 2000, $675 to $1,200 for 1999, $635 to
$1,100 for 1998, and $625 to $1,030 for 1997. The occupancy for the commercial space at the end of the previous four years has been 100% for 2000, 100% for 1999, 100% for 1998, and 58% for
1997. The range for annual rent was $13.50 per sf for 2000, $11.16 per sf for 1999, $11.16 per sf for 1998, and $8.40 per sf
for 1997. The commercial lease at Third Quarter expires in December 2004. For tax purposes, this property has a federal tax basis of $1,658,895 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $17,279, which is based on an assessed value of $211,200 taxed at a rate of $8.181 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


           c. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings, which contain 18 residential units and 5,187 sf of commercial area. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for
$2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property made payments of at least the minimum amount in order to keep the loan current. In December of 2001, the loan was sold. The first mortgage has a principal balance at December 31, 2001 of $1,554,817 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 2001. The second note has a principal balance at December 31, 2001 of $380,114 and bears interest at 15%. Both principal and interest are due at the earlier of the sale of the property or the year 2009.

             Wistar Alley is managed by BCMI. As of December 31, 2001, 18 residential units were under lease (100%) at monthly rents ranging from $840 to $1,625 and 5,187 square feet of commercial space was under lease (100%) at annual rental rates ranging from $10.00 to $11.67 per sf. All residential leases are renewable, one-year leases. The residential occupancy at the end of the previous four years was 100% for 2000, 100% for 1999, 94% for 1998, and 90% for 1997. The monthly rental range at the end of the previous four years was $785 to $1,450 in 2000, $740 to $1,350 for 1999, $730 to $1,125 for 1998, and $650 to $1,100 for
1997. The commercial occupancy at the end of each of the previous four years was 100%. The average annual rental rate at the end of the previous four years was $7.07 to $11.33 per sf in 2000, $7.07 to $11.00 per sf in 1999, $6.64 to $10.46 per sf in 1998,
and $6.00 to $13.85 per sf for 1997. The two commercial leases expire in May and July of 2002.

           For tax purposes, this property has federal tax basis of $1,992,884 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $22,908, which is based on an assessed value of $280,000 taxed at a rate of $8.181 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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




                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 32 Units of record were sold or exchanged in 2001.

           b. As of December 31, 2001, there were 1,236 record holders of Units.

           c. Registrant did not declare any cash dividends in 2001 or 2000.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                 2001       2000       1999       1998       1997
                 ----       ----       ----       ----       ----
Rental
 income     $  537,373 $  493,215 $  494,852 $  486,864 $   420,903
Interest
 income          1,425      1,349      1,557      1,569         620
Net (loss)
 income       (244,012)   (22,275)   396,475   (736,581)   (810,675)
Net (loss)
 income per     (20.81)     (1.90)     33.81     (62.81)     (69.13)
 unit
Total assets
 (net of
 depreciation
 and
 amortization)1,975,797  2,209,406 2,491,417   2,984,193  3,185,727
 Debt
 obligations  5,146,354  5,045,411 4,586,076   5,879,538  5,877,215

Note:   See  Part  II,  Item  7.3 Results  of  Operations  for  a
discussion of factors which materially affect the comparability of the information reflected in the above table.



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          (1)  Liquidity

              At  December  31,  2001,  Registrant  had  cash  of
$12,266. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all
obligations.   The  Registrant is not  aware  of  any  additional
sources of liquidity.

              As of December 31, 2001, Registrant had restricted cash of $81,478 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place on each of its remaining properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter, or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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

          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter, Wistar Alley and Smythe Stores has agreed to fund capital expenditures. There were no funds accrued in 2001 for capital expenditures.

          (3)  Results of Operations

              During 2001, Registrant incurred a net loss of $244,012 ($20.81 per limited partnership unit) compared to a net loss of $22,275 ($1.90 per limited partnership unit) in 2000, compared to a net income of $396,475 ($38.81 per limited partnership unit) in 1999.

              Rental  income  was $537,373 in 2001,  $493,215  in
2000,  and $494,852 in 1999.  The increase from 2000 to  2001  is the result of an increase in average occupancy at Smythe Stores (76% to 86%) and Wistar Alley (95% to 98%) and an increase in average rental rates at Smythe Stores, Wistar Alley, and Third Quarter. The increase was partially offset by the sale of one condominium unit during 2001 at Smythe Stores. Rental income decreased from 1999 to 2000 due to the sale of two condominium units during 2000, and three condominium units in 1999 at Smythe Stores. The decrease was partially offset by rental income increases at Third Quarter and Wistar Alley. Rental income at Third Quarter increased due to an increase in average occupancy (96% to 98%) and an increase in the average rental rates. Rental income at Wistar Alley increased due to an increase in the average rental rates.

              Rental  operations expense was  $309,362  in  2001,
$297,687 in 2000, and $269,895 in 1999. The increase from 2000 to
2001 is due to an increase in rental operations expense at Third Quarter, partially offset by a decrease in tax expense at Smythe Stores. The increase in rental operations expense at Third Quarter is due to an increase in maintenance expense and marketing and leasing expense, partially offset by a decrease in utility expense. The decrease at Smythe Stores is due to a decrease in tax and insurance expense. The increase from 1999 to 2000 is due to an increase in rental operations expense at Third Quarter and Wistar Alley, offset by a decrease in rental operations  expense  at  Smythe Stores. The  increase  in  rental operations  expense at Third Quarter is due  to  an  increase  in maintenance expense and accounting expense. The increase in maintenance expense is due to an increase in apartment preparation expense and the increase in accounting expense is due to prior year invoices paid during 2000. The increase in rental operating expense at Wistar Alley is due to an increase in maintenance expense and leasing commissions expense. The decrease at Smythe Stores is a result of the sale of two condominium units in 2000 and three condominium units in 1999.

              Interest expense was $518,788 in 2001, $627,735 in 2000, and $567,159 in 1999. The decrease in interest expense from 2000 to 2001 is due to a decrease in interest expense at Smythe Stores, Third Quarter, and Wistar Alley. The decrease in interest expense at Smythe Stores is due to the extinguishment of debt due to the sale of one condominium unit in 2001. The increase in interest expense from 1999 to 2000 is due to a reclassification by the mortgage lender at Smythe Stores. The principal balances previously written off due to the sale of condominium units at Smythe Stores were reclassified to accrued and unpaid interest in accordance with the terms of the mortgage. The restoration of the principal balance resulted in additional interest expense being accrued in 2000 on the principal balance.

              General and administrative expense was $0 in 2001, $0 in 2000, and $69,840 in 1999. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              In 2001, a loss of approximately $193,345 was incurred at the Registrant's three properties compared to income of approximately $19,000 in 2000 and income of approximately $516,000 in 1999. Included in the loss for 2001 is a gain due to the sale of a unit of approximately $28,000 and an extraordinary gain of $215,000 due to the extinguishment of debt. Included in income for 2000 and 1999 are gains due to the sale of units of approximately $140,000 and $103,000, respectively and extraordinary gains due to the extinguishment of debt related to those sales of approximately $505,000 and $939,000, respectively. A discussion of property operations/activities follows:

               In   2001,   Registrant   recognized   income   of
approximately $26,000 at the Smythe Stores Condominium complex including $30,000 of depreciation expense compared to income of $246,000 including $75,000 of depreciation expense in 2000, compared to income of $755,000 including $75,000 of depreciation expense in 1999. Included in income for 2001 are a gain and an extraordinary gain of $28,000 and $215,000, respectively. The gain is related to the sale of a condominium unit and the extraordinary gain is for the extinguishment of debt related to that sale. The extraordinary gain represents the excess of the debt  extinguished by the sale of the condominium units over  the fair market value of the units. Included in income for 2000 and 1999 are gains of $140,000 and $103,000, respectively related to the sale of condominium units and extraordinary gains of approximately $505,000 and $939,000, respectively for the extinguishment of debt related to those sales. Exclusive of the gains, the property would have incurred a loss of approximately $217,000 for 2001 compared to a loss of approximately $396,000 in 2000, compared to a loss of approximately $287,000 in 1999. The decrease in the loss from 2000 to 2001 is a result of an increase in rental income, a decrease in tax expense, and a decrease in mortgage interest expense. The increase in rental income is due to an increase in average occupancy (76% to 86%) and the decrease in tax expense is due to a decrease in the Philadelphia Net Profits Tax. The decrease in mortgage interest expense in 2001 is due to the extinguishment of debt due to the sale of one condominium unit. The increase in the loss from 1999 to 2000 is the result of a decrease in rental income and an increase in rental operations expense including professional fees, taxes, and an increase in interest expense. The decrease in rental income is due to the sale of the two condominium units in 2000.

              On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2000 and 2001. Payments on the judgment are to be made from available cash flow from any of the three properties and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 2001 was $92,258.

              In 2001, Registrant incurred a loss of $148,000 at the Third Quarter Apartments including $77,000 of depreciation and amortization expense compared to a loss of $131,000 including $74,000 of depreciation and amortization expense in 2000 and a loss of $144,000 including $72,000 of depreciation and amortization expense in 1999. The increase in loss from 2000 to 2001 is due to an increase in rental operations expense including increases in maintenance and cleaning services, apartment preparation expenses, and deferred maintenance expenses from prior years incurred in 2001. The loss was partially offset by an increase in rental income due to an increase in monthly rental rates and a decrease in interest expense. The decrease in the loss from 1999 to 2000 is the result of an increase in rental income due to an increase in the average occupancy (96% to 98%) and an increase in the average rental rates partially offset by an increase in rental operations expense including management fees due to the increase in rent.

             In 2001, Registrant incurred a loss of approximately $79,000 at Wistar Alley including $91,000 of depreciation and amortization expense compared to a loss of $98,000 including $87,000 of depreciation and amortization expense in 2000 and a loss of $95,000 including $88,000 of depreciation and amortization expense in 1999. The decrease in loss from 2000 to 2001 is the result of an increase in rental income and a decrease in rental operations expense including a decrease in utility expense partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in average occupancy (95% to 98%). The decrease in utility expense in 2001 is due to overestimated water and sewage expenses by the utility authority in 2000. The increase in maintenance expense is due to prior year's deferred maintenance costs incurred in 2001. The increase in the loss from 1999 to 2000 is the result of an increase in rental operations expense including maintenance expense. Maintenance expense increased due to an increase in the turnover of apartment units.

Item7A.    Quantitative and Qualitative Disclosures about  Market
Risk
     Not applicable.

Item 8.   Financial Statements and Supplementary Data

      Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                  Independent Auditor's Report


To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership had incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
May 16, 2002

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                            Page

   Consolidated Balance Sheets at December 31, 2001  and       13
2000
   Consolidated Statements of Operations for  the  Years
Ended December 31, 2001, 2000, and 1999                        14

   Consolidated  Statements  of  Changes  in   Partners'
Equity  for the Years Ended December 31, 2001,  2000,          15
and 1999

   Consolidated Statements of Cash Flows for  the  Years
Ended December 31, 2001, 2000, and 1999                        16

   Notes to consolidated financial statements                17-24

Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation                                                   26

   Notes to Schedule XI                                        27






All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2001 and 2000

                             Assets

                                          2001           2000
                                          ----           ----
Rental properties at cost:
 Land                                $  299,612      $  301,483
 Buildings and improvements           4,506,943       4,709,536
 Furniture and fixtures                 174,029         138,632
                                     ----------      ----------
                                      4,980,584       5,149,651
 Less - accumulated depreciation     (3,113,769)     (3,044,292)
                                     ----------      ----------
                                      1,866,815       2,105,359

Cash and cash equivalents                12,266           8,872
Restricted cash                          81,478          83,662
Accounts receivable                      12,230           7,083
Other assets (net of accumulated
 amortization of $33,536 and
 $32,113)                                 3,007           4,430
                                     ----------      ----------
          Total                      $1,975,796      $2,209,406
                                     ==========      ==========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                    $5,146,354     $5,045,411
 Accounts payable:
  Trade                                 394,991        609,438
  Related parties                       509,975        473,166
  Interest payable                    1,181,241      1,090,869
  Tenant security deposits               44,740         42,108
  Other liabilities                       2,863          8,770
                                     ----------     ----------
          Total liabilities           7,280,164      7,269,762

Partners' deficit                    (5,304,368)    (5,060,356)
                                     ----------     ----------
          Total                      $1,975,796     $2,209,406
                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2001, 2000 and 1999

                                       2001       2000         1999
                                       ----       ----         ----
Revenues:
 Rental income                    $  537,373  $  493,215  $  494,852
 Gain on sale                         27,811     139,632     102,626
 Interest income                       1,425       1,349       1,557
                                  ----------  ----------  ----------
     Total revenues                  566,609     634,196     599,035

Costs and expenses:
 Rental operations                   309,362     297,686     269,895
 General and administrative                0           0      69,840
 Interest                            518,788     627,735     567,159
 Depreciation and amortization       197,456     235,688     234,999
                                  ----------  ----------  ----------

      Total costs and expenses     1,025,606   1,161,109   1,141,893

Loss before extraordinary item      (458,997)   (526,913)   (542,858)
Extraordinary gain on
 extinguishment of debt              214,985     504,638     939,333
                                  ----------  ----------  ----------
Net (loss) income                ($  244,012)($   22,275)($  396,475)
                                  ==========  ==========  ==========

Net loss per limited partnership
 unit:
  Loss before extraordinary item ($    39.14)($    44.93)($    46.29)
  Extraordinary gain                   18.33       43.03       80.10
                                  ----------  ----------  ----------
                                 ($   20. 81)($     1.90)($    33.81)
                                  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 2001, 2000 and 1999



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                       (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1998      ($146,211)  ($5,288,345)  ($5,434,556)
Net income                            3,965       392,510       396,475
                                   --------    ----------    ----------
Balance at December 31, 1999       (142,246)   (4,895,835)   (5,038,081)
Net loss                               (223)      (22,052)      (22,275)
                                   --------    ----------    ----------
Balance at December 31, 2000       (142,469)   (4,917,887)   (5,060,356)
Net loss                             (2,440)     (241,572)     (244,012)
                                   --------    ----------    ----------
Balance at December 31, 2001      ($144,909)  ($5,159,459)  ($5,304,368)
                                   ========    ==========    ==========



 (1) General Partner.

 (2) 11,609.6  limited partnership units outstanding at  December
     31, 2001, 2000, and 1999.


The accompanying notes are an integral part of theses financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 2001, 2000 and 1999

                                     2001          2000       1999
                                     ----          ----       ----
Cash flows from operating
 activities:
 Net income (loss)                 ($244,012)  ($ 22,275)  $  396,475
 Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
   Gain on sale of units             (27,811)   (139,632)    (102,626)
   Extraordinary gain on
    extinguishment of debt          (214,985)   (504,638)    (939,333)
   Depreciation and amortization     197,456     235,688      234,999
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                2,184      (9,499)        (723)
  (Increase) decrease in accounts
   receivable                         (5,147)      9,885         (187)
  Increase in other assets                 0      (4,410)      (1,623)
  (Decrease) increase in accounts
   payable - trade                  (214,447)     13,257       88,657
  Increase in accounts payable -
   related parties                    36,809      36,809       36,809
  Increase in interest payable       269,579     389,325      290,149
  Increase (decrease) in tenant
   security deposits                   2,632       3,790       (5,680)
  (Decrease) increase in other
   liabilities                        (5,907)        153       (5,724)
                                    --------    --------   ----------
     Net cash (used in)
      provided by operating
      activities                    (203,649)      8,453       (8,807)
                                    --------    --------   ----------
Cash flows from investing
 activities:
  Proceeds from the sale of units    324,959     710,941    1,301,921
  Capital expenditures               (39,652)    (21,264)        (502)
                                    --------    --------   ----------
      Net cash provided by
       investing activities          285,307     689,677    1,301,419
                                    --------    --------   ----------
Cash flows from financing
 activities:
  Repayment of borrowings           (324,959)   (710,941)  (1,301,921)
  Borrowings under debt
   obligations                       246,695       9,870        8,238
                                    --------    --------   ----------
      Net cash used in financing
       activities                    (78,264)   (701,071)  (1,293,683)
                                    --------    --------   ----------
Increase (decrease) in cash and
 cash equivalents                      3,394      (2,941)      (1,071)
Cash and cash equivalents at
 beginning of year                     8,872      11,813       12,884
                                    --------   ---------   ----------
Cash and cash equivalents at
 end of year                        $ 12,266   $   8,872   $   11,813
                                    ========   =========   ==========

Supplemental Disclosure of
 Cash Flow Information:
  Cash paid during the year for
   interest                         $481,979    $203,600   $  277,010



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

5.   Net Income or Loss Per Limited Partnership Unit

The  net income or loss per limited partnership unit is based  on
the   weighted  average  number  of  limited  partnership   units
outstanding during the period (11,609.6 in 2001, 2000, and 1999).

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



NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                   December 31,
                                                2001         2000
                                                ----         ----
Mortgage loans, interest accrues at  12%,   $1,646,311   $1,792,063
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,    1,329,979   1,217,307
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable      138,444     138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage  loan, interest accrues at 2 1/2%   1,554,817   1,420,794
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%;  therefore 8 1/2% at
December 31, 2001 and 2000, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 11%;  payable      380,114     380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property [B]

Notes payable, interest at prime plus 1 1/2     96,689      96,689
(6.25%  and 11% at December 31, 2001  and    ---------   ---------
2000,   respectively);   principal    and
interest due upon sale of the related property; collateralized by the related rental property[C]


                                            $5,146,354  $5,045,411
                                            ==========  ==========


(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $218,049 at December 31, 2001, which includes $20,767 for each of 2001, 2000 and 1999.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $439,032 at December 31, 2001, which includes $41,813 for each of 2001, 2000 and 1999.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $98,089 at December 31, 2001 which includes $11,044 in 2001 and 2000, and $9,501 in 1999.

Approximate maturities of the mortgage loan obligations at December 31, 2001, for each of the succeeding five years are as follows:


                 2002             $  138,444
                 2003                      0
                 2004              2,884,796
                 2005                      0
                 2006                      0
                 Thereafter        2,123,114
                                  ----------
                                  $5,146,354
                                  ==========

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2000 and 2001. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2001 is $92,258.

NOTE H - EXTRAORDINARY GAIN

During 2001, the Partnership sold one condominium unit at the Smythe Stores condominium complex. In connection with those sales, $214,985 of debt was extinguished. During 2000, the Partnership sold two condominium units at the Smythe Stores condominium complex. In connection with those sales, $504,638 of debt was extinguished. The extraordinary gain represents the excess of the debt extinguished over the fair market value of the units.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:

                                  For the Years Ended December 31,
                                   2001         2000         1999
                                   ----         ----         ----
Net (loss) income book       ($  244,012) ($   22,275)  $  396,475
Excess of book over tax
 depreciation                     40,254       38,311       19,626
Difference between book and tax
 basis of units sold              57,039            0      105,234
Other                                 (4)      (1,852)           0
                              ----------   ----------   ----------
Net income (loss) - tax      ($  146,723)  $   14,184   $  521,335
                              ==========   ==========   ==========

Partners' deficit - book     ($5,304,368) ($5,060,356) ($5,038,081)
Costs of issuance              1,393,762    1,393,762    1,393,762
Cumulative tax under book loss  (459,702)    (556,992)    (593,451)
                              ----------   ----------   ----------
Partners' deficit - tax      ($4,370,308) ($4,223,586) ($4,237,770)
                              ==========   ==========   ==========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 2001

                                            Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (g)                                  (a)(d)
3 condominium
apartment
units in                                    ($106,626)
Philadelphia,                                    (h)
PA          $1,646,311 $  5,612 $   624,655  $179,567  1984    11/9/84

16 apartment
units
and 1 unit
[1,000 S.F.]
of
commercial
space in
Philadelphia,
PA           1,468,423   120,000  1,744,097     5,502  1984   11/14/84

18 apartment
units
and 5,188
square feet
of
commercial
space
in                                            (45,079)
Philadelphia,                                   (h)     1984-
PA           2,031,620  174,000   2,188,961    89,894    1985  12/14/84
            ---------- --------  ----------  --------
TOTAL       $5,146,354 $299,612  $4,557,713  $123,258
            ========== ========  ==========  ========


             Gross Amount at which Carried
               at December 31, 2001


                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
                                   (c)(e)      (e)(f)
4
condominium
apartment
units in
Philadelphia,
PA         $  5,612  $  697,596  $  703,208  $  393,976

16 apartment
units
and  1 unit
[1,000 S.F.]
of
commercial
space in
Philadelphia,
PA          120,000   1,749,599   1,869,599   1,228,910

18 apartment
units
and 5,188
square feet
of
commercial
space
in
Philadelphia,
PA          174,000   2,233,776   2,407,776   1,490,883
           --------  ----------  ----------  ----------
TOTAL      $299,612  $4,680,971  $4,980,583  $3,113,769
           ========  ==========  ==========  ==========


                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2001

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2001, for Federal income tax purposes is approximately $4,276,434. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                         2001        2000        1999
                                         ----        ----        ----
Balance at beginning of year        $5,149,651  $5,545,825  $6,171,259
Additions during the year:
 Improvements                           39,652      21,264         502
                                    ----------  ----------  ----------
                                     5,189,303   5,567,089   6,171,761
Deductions during the year:
 Retirements                          (208,719)   (417,438)   (625,936)
                                    ----------  ----------  ----------
Balance at end of year              $4,980,584  $5,149,651  $5,545,825
                                    ==========  ==========  ==========

Reconciliation of accumulated depreciation:
                                        2001        2000        1999
                                        ----        ----        ----
Balance at beginning of year        $3,044,292  $3,158,976  $3,290,172
Depreciation expense for the year      196,034     234,084     234,999
Retirements                           (126,557)   (348,768)   (366,195)
                                    ----------  ----------  ----------
Balance at end of year              $3,113,769  $3,044,292  $3,158,976
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

          b. Identification of Executive Officers

             The General Partner of the Registrant is Diversified
Historic Advisors (DHA), a Pennsylvania general partnership. The partners of DHA are as follows:

Name         Age     Position         Term of Office    Period Served
----         ---     --------         --------------    -------------

SWDHA, Inc.   --   Partner in DoHA-II  No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-II  No fixed term   Since May 1997


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

          Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 36) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP since
January 27, 1993.


Item 11.  Executive Compensation

           a. Cash Compensation - During 2001 Registrant paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2001, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation, not referred to in paragraph a. or paragraph b. of this Item, was paid or distributed during 2001 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1999 through 2001.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1.   Financial Statements:

            a.   Consolidated Balance Sheets at December 31, 2001 and 2000.

            b. Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

                    21              Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                 (b)  Reports on Form 8-K:
                                                No  reports  were
                 filed  on  Form  8-K  during the  quarter  ended
                 December 31, 2001.

                (c)  Exhibits:
                 See Item 14(A)(3) above

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DIVERSIFIED HISTORIC INVESTORS

Date: May 28, 2003           By: Diversified Historic Advisors,
      ------------               General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          ----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer

                                      By: /s/ Michele F. Rudoi
                                          ----------------------
                                          MICHELE F. RUDOI,
                                          Assistant Secretary

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Capacity               Date
        ---------               --------               ----

DIVERSIFIED HISTORIC ADVISORS General Partner

By: EPK, Inc., Partner

   By: /s/ Spencer Wertheimer                       May 28, 2003
       ----------------------                       ------------
      SPENCER WERTHEIMER
      President and Treasurer

   By: /s/ Michele F. Rudoi                         May 28, 2003
       ----------------------                       ------------
      MICHELE F. RUDOI,
      Assistant Secretary