Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2003-06-02
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

        Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

(1)       Liquidity

               At March 31, 2002, Registrant had cash of approximately $3,528. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                As of March 31, 2002, Registrant had restricted cash of $55,107 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                In recent years, the Registrant has realized significant losses, including the foreclosure of five properties and a portion of a sixth property, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place in each of its remaining three properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses and debt service to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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


(3)  Results of Operations

               During the first quarter of 2002, Registrant incurred a net loss of $140,682 ($12.00 per limited partnership unit) compared to a net loss of $147,019 ($12.53 per limited partnership unit) for the same period in 2001.

              Rental income increased $7,136 from $132,676 in the first quarter of 2001 to $139,812 in the same period in 2002. The increase in rental income occurred at the Smythe Stores and Wistar Alley, partially offset by a decrease in rental income at the Third Quarter Apartments. The increase in rental income at the Smythe Stores and Wistar Alley is due to increases in average rental rates. The decrease in rental income at Third Quarter is due to a decrease in average occupancy (95% to 93%).

              Rental operations expense increased $404 from $98,099 in the first quarter of 2001 to $98,503 in the same period in 2002. Rental operations expense increased due to an increase in insurance expense, partially offset by a decrease in maintenance expense and tax and license expense. The increase in insurance expense occurred at all three properties due to an increase in monthly premiums. The decrease in maintenance expense occurred at Third Quarter due to a decrease in plumbing and electrical expense. The decrease in tax and license expense occurred at all three properties due to a decrease in miscellaneous fees.

              Interest expense increased $1,230 from $132,375 in the first quarter of 2001 to $133,605 in the same period in 2002. The increase in interest expense occurred at Third Quarter and Wistar Alley due to an increase in principal balance upon which the interest is calculated, partially offset by a decrease in interest expense at the Smythe Stores. The decrease in interest expense at the Smythe Stores is due to a decrease in principal balance due to the extinguishment of debt as a result of the sale of a condominium unit during 2001.

              Losses  incurred during the first  quarter  at  the
Registrant's   three   properties  were  approximately   $132,000
compared to a loss of approximately $138,000 for the same period in 2001.

              In the first quarter of 2002, Registrant incurred a loss of $51,000 at the Smythe Stores Condominium complex including $7,000 of depreciation expense, compared to a loss of $62,000 in the first quarter of 2001, including $9,000 of depreciation expense. The decrease in loss is due to an increase in rental income and a decrease in interest expense, real estate taxes, and depreciation expense. The increase in rental income is due to an increase in monthly rental rates. The decrease in interest expense, depreciation expense and real estate tax expense are due to the sale of a condominium unit which occurred during 2001.

              In the first quarter of 2002, Registrant incurred a loss of $47,000 at the Third Quarter Apartments, including $19,000 of depreciation expense, compared to a loss of $41,000 including $18,000 of depreciation expense in the first quarter of 2001. The increase in loss is due to a decrease in rental income combined with an increase in interest expense, partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (95% to 93%). The increase in interest expense is due to an increase in the principal balance upon which the interest in calculated combined with a decrease in monthly payment amounts during the first quarter of 2002. The decrease in maintenance expense is due to a decrease in plumbing and electrical expense due to a decrease in average occupancy (95% to 93%).

              In the first quarter of 2002, Registrant incurred a loss of $34,000 at Wistar Alley, including $23,000 of depreciation expense, compared to a loss of $34,000 including $22,000 of depreciation expense in the first quarter of 2001. The reported net loss of the property remained the same in the first quarter of 2001 and 2002. During the first quarter of 2002 an increase in rental income, offset by an increase in interest expense occurred at the property. The increase in rental income is due to an increase in average rental rates. The increase in interest expense is due to the increase in principal balance upon which the interest is calculated.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $  299,612         $  299,612
 Buildings and improvements      4,506,943          4,506,943
 Furniture and fixtures            174,029            174,029
                                ----------         ----------
                                 4,980,584          4,980,584
Less - accumulated depreciation (3,162,125)        (3,113,769)
                                ----------         ----------
                                 1,818,459          1,866,815
Cash and cash equivalents            3,528             12,266
Restricted cash                     55,107             81,478
Accounts receivable                 14,563             12,230
Other assets                         7,778              3,007
                                ----------         ----------
     Total                      $1,899,435         $1,975,796
                                ==========         ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,146,354         $5,146,354
 Accounts payable:
  Trade                            391,754            394,991
  Related parties                  519,051            509,975
Interest payable                 1,234,270          1,181,241
Accrued liabilities                  3,422              2,863
Tenant security deposits            49,635             44,740
                                ----------         ----------
     Total liabilities           7,344,486          7,280,164
Partners' deficit               (5,445,051)        (5,304,368)
                                ----------         ----------
     Total                      $1,899,435         $1,975,796
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                     Three months ended
                                          March 31,
                                    2002            2001
                                    ----            ----
Revenues:
 Rental income                    $139,812       $132,676
 Interest income                       282            333
                                  --------       --------
     Total revenues                140,094        133,009
                                  --------       --------
Costs and expenses:
 Rental operations                  98,503         98,099
 Interest                          133,605        132,375
 Depreciation and amortization      48,667         49,554
                                  --------       --------
      Total costs and expenses     280,775        280,028
                                  --------       --------
Net income (loss)                ($140,681)     ($147,019)
                                  ========       ========

Net loss per limited
 partnership unit                ($  12.00)     ($  12.53)
                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)


                                          Three months ended
                                               March 31,
                                            2002       2001
                                            ----       ----
Cash flows from operating activities:
 Net (loss) income                      ($140,833)  ($147,019)
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
  Depreciation and amortization            48,666      49,554
  Changes in assets and liabilities:
  Decrease in restricted cash              26,372      38,924
  Increase in accounts receivable          (2,333)     (4,883)
  Increase in other assets                 (5,082)          0
  Decrease in accounts payable - trade     (3,237)    (15,224)
  Increase in accounts payable -
   related parties                          9,227       9,076
  Increase in interest payable             53,029      68,398
  Increase (decrease) in accrued
   liabilities                                558      (3,224)
  Increase in tenant security deposits      4,895       1,275
                                         --------   ---------
Net cash used in operating activities      (8,738)     (3,123)
                                         --------   ---------
Net cash provided by investing
 activities                                     0           0
                                         --------   ---------
Net cash used in financing activities           0           0
                                         --------   ---------
Decrease in cash and cash equivalents      (8,738)     (3,123)
Cash and cash equivalents at
 beginning of period                       12,266       8,872
                                         --------   ---------
Cash and cash equivalents at end of
 period                                  $  3,528   $   5,749
                                         ========   =========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K and notes thereto of the Registrant for the year ended December 31, 2001.

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

         (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 2, 2003        DIVERSIFIED HISTORIC INVESTORS
       ------------
                           By: Diversified Historic Advisors,
                           General Partner

                                By: EPK, Inc., Partner


                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER,
                                        President and Treasurer