Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2003-06-23
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

              As of June 30, 2002, Registrant had cash of approximately $4,633. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2002, Registrant had restricted cash of $78,760 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

(3)       Results of Operations

              During the second quarter of 2002, Registrant incurred a net loss of $101,770 ($8.67 per limited partnership unit) compared to a net income of $116,357 ($9.92 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a net loss of $242,452 ($20.67 per limited partnership unit) compared to a net loss of $30,662 ($2.61 per limited partnership unit) for the same period in 2001.

             Rental income increased $13,467 from $131,849 in the second quarter of 2001 to $145,316 in the same period in 2002. The increase in rental income is due to an increase in average occupancy the Third Quarter Apartments (95% to 100%). The increase in rental income at the Smythe Stores and Wistar Alley is due to an increase in average rental rates.

              Rental income increased $20,604 from $264,524 for the first six months of 2001 to $285,128 for the same period in 2002. The increase in rental income is due to an increase in average occupancy at the Third Quarter Apartments (95% to 97%). The increase in rental income at the Smythe Stores Condos and Wistar Alley is due to an increase in average rental rates.

              Rental operations expense decreased $2,620 from $68,028 in the second quarter of 2001 to $65,408 in the same period in 2002 and for the first six months decreased $2,215 from $166,126 during the first six months of 2001 to $163,911 for the same period in 2002. The decrease in rental operations expense from the second quarter and the first six month of 2001 to the same period in 2002 is due to a decrease in maintenance expense, partially offset by a bad debt expense incurred during the year. The decrease in maintenance expense at Wistar Alley and the Third Quarter Apartments is due to a decrease in apartment preparation expenses due to a decrease in the turnover of apartment units. The decrease in maintenance expense at the Smythe Stores is due to the sale of a condominium unit during 2001. The bad debt expense incurred at both Wistar Alley and the Third Quarter Apartments and is due to uncollectible tenant debts that were written off during the year.

              Interest expense increased $2,384 from $130,822 in the second quarter of 2001 to $133,206 in the same period in 2002 and increased by $3,614 from $263,197 for the first six months of 2001 to $266,811 for the same period in 2002. The increase in interest expense occurred at both Wistar Alley and the Third Quarter Apartments and is due to an increase in the principal amount upon which the interest is calculated, partially offset by a decrease at the Smythe Stores due to the extinguishment of debt related to the sale of a condominium unit during the second quarter of 2001.

              A loss incurred during the second quarter at the Registrant's properties was approximately $93,000, compared to income of approximately $126,000 for the same period in 2001. For the first six months of 2002, the Registrant's properties incurred a net loss of approximately $224,000 compared to a net income of approximately $12,000 for the same period in 2001.

             In the second quarter of 2002, Registrant incurred a
loss of $51,000 at the Smythe Stores Condominium complex including $7,000 of depreciation expense, compared to income of $176,000 in the second quarter of 2001, including $19,000 of depreciation expense. Included in income during the second quarter of 2001 is a gain of $27,811 related to the sale of a condominium unit. An extraordinary gain of $214,985 for the second quarter of 2001 was recognized for the extinguishment of debt related to those sales. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have incurred a loss of $69,000 for the second quarter of 2001. The decrease in loss from the second quarter of 2001 to the same period in 2002 is due to a decrease in interest expense and depreciation expense. The decrease in interest expense is a result of the extinguishment of debt due to the sale of a condominium unit during the second quarter of 2001. The decrease in depreciation expense is due to the sale of a condominium unit during the second quarter of 2001 which decreased the depreciable basis of the fixed assets.


             In the first six months of 2002, Registrant incurred a loss of $101,000 including $13,000 of depreciation expense, compared to income of $114,000 including $27,000 of depreciation expense for the same period in 2001. Included in income during the first six months of 2001 is a gain of $27,811 related to the sale of a condominium unit. An extraordinary gain of $214,985 was recognized for the first six months of 2001. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain, the property would have incurred a loss of $129,000 for the first six months of 2001. As with the second quarter, the decrease in loss from the first six months of 2001 to the same period in 2002 is due to a decrease in interest expense and depreciation expense. The decrease in interest expense is a result of the extinguishment of debt due to the sale of a condominium unit during the second quarter of 2001. The decrease in depreciation expense is due to the sale of a condominium unit during the first six months of 2001 which decreased the depreciable basis of the fixed assets.

             In the second quarter of 2002, Registrant incurred a loss of $29,000 at the Third Quarter Apartments, including $19,000 of depreciation expense, compared to a loss of $36,000 including $18,000 of depreciation expense in the second quarter of 2001. For the first six months of 2002, Registrant incurred a loss of $76,000, including $38,000 of depreciation expense compared to a loss of $77,000 including $37,000 of depreciation expense for the first six months of 2001. The decrease in loss from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in interest expense and a bad debt expense incurred during the year. The increase in rental income is due to an increase in average occupancy for the first six months (95% to 97%) and for the second quarter (95% to 100%). The decrease in maintenance expense is due to a decrease in apartment preparation expenses due to a decrease in the turnover of apartment units. The increase in interest expense is due to an increase in principal balance upon which the interest is calculated. The bad debt expense incurred at the Third Quarter Apartments is due to uncollectible tenant debts that were written off during the year.

             In the second quarter of 2002, Registrant incurred a loss of $13,000 at Wistar Alley, including $23,000 of depreciation expense, compared to a loss of $15,000, including $22,000 of depreciation expense, in the second quarter of 2001. For the first six months of 2002, Registrant incurred a loss of $47,000, including $45,000 of depreciation expense, compared to a loss of $49,000, including $45,000 of depreciation expense, for the same period in 2001. The decrease in loss from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in maintenance expense, partially offset by an increase in interest expense and a bad debt expense incurred during the year. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in apartment preparation expenses due to a decrease in the turnover of apartment units. The increase in interest expense is due to an increase in principal balance upon which the interest is calculated. The bad debt expense incurred at Wistar Alley is due to uncollectible tenant debts that were written off during the year.


                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                                June 30, 2002    December 31, 2001
                                -------------    -----------------
                                 (Unaudited)
Rental properties, at cost:
 Land                            $  299,612          $  299,612
 Buildings and improvements       4,506,943           4,506,943
 Furniture and fixtures             174,029             174,029
                                 ----------          ----------
                                  4,980,584           4,980,584
Less - accumulated depreciation  (3,210,480)         (3,113,769)
                                 ----------          ----------
                                  1,770,104           1,866,815
Cash and cash equivalents             4,633              12,266
Restricted cash                      78,760              81,478
Accounts receivable                   7,804              12,230
Other assets (net of
 amortization of
 $34,158 and $33,536)                 7,467               3,007
                                 ----------          ----------
     Total                       $1,868,768          $1,975,796
                                 ==========          ==========


                Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,146,354          $5,146,354
 Accounts payable:
  Trade                            394,768             394,991
  Related parties                  528,228             509,975
  Interest payable               1,288,198           1,181,241
  Tenant security deposits          53,745              44,740
  Other liabilities                  4,295               2,863
                                ----------          ----------
     Total liabilities           7,415,588           7,280,164
Partners' deficit               (5,546,820)         (5,304,368)
                                ----------          ----------
     Total                      $1,868,768          $1,975,796
                                ==========          ==========

The accompanying notes are an itegral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)
                         Three months            Six months
                        ended June 30,         ended June 30,
                        2002      2001         2002      2001
                        ----      ----         ----      ----

Revenues:
 Rental income      $145,316   $131,849     $285,128   $264,524
 Gain on sale of
  units                    0     27,811            0     27,811
 Other income              0         90            0         90
 Interest income         194        231          475        564
                    --------  ---------     --------  ---------
  Total revenues     145,510    159,981      285,603    292,989

Costs and expenses:
 Rental operations    65,408     68,028      163,911    166,126
 Interest            133,206    130,822      266,811    263,197
 Depreciation and
  amortization        48,666     59,759       97,333    109,313
                    --------   --------     --------   --------
  Total costs and
   expenses          247,280    258,609      528,055    538,636
                    --------   --------     --------   --------
Loss before
 extraordinary
 item              ($101,770) ($ 98,628)   ($242,452) ($245,647)
Extraordinary gain
 from extinguish-
 ment of debt              0    214,985            0    214,985
                    --------   --------     --------  ---------
Net income/loss    ($101,770)  $116,357    ($242,452) ($ 30,662)
                    ========   ========     ========   ========

Net income (loss)
 per limited
 partnership unit: ($  8.67) ($   8.41)   ($  20.67) ($  20.94)
Loss before
 extraordinary
 item                     0      18.33            0      18.33
                    -------  ---------     --------   --------
Extraordinary gain ($  8.67) $    9.92    ($  20.67) ($   2.61)
                    =======  =========     ========   ========

The accompanying notes are an itegral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)


                                          Six months ended
                                              June 30,
                                          2002        2001
                                          ----        ----
Cash flows from operating activities:
 Net (loss) income                     ($242,452)   $212,134
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
  Gain on sale of units                        0     (27,811)
  Extraordinary gain on extinguishment
   on debt                                     0    (214,985)
  Depreciation and amortization           97,333     109,313
  Changes in assets and liabilities:
   Decrease in restricted cash             2,719      20,595
   Decrease (increase) in accounts
    receivable                             4,427      (2,803)
   (Increase) in other assets             (5,082)          0
   (Decrease) in accounts payable -
    trade                                   (224)    (19,450)
   Increase in accounts payable -
    related parties                       18,253      18,253
   Increase (decrease) in interest
    payable                              106,956     (41,063)
   Increase (decrease) in accrued
    liabilities                            1,432      (6,173)
   Increase in tenant security deposits    9,005       7,565
                                        --------    --------
Net cash (used in) provided by
 operating activities                     (7,633)     55,575
                                        --------    --------
Cash flows from investing activities:
 Proceeds from sale of units                   0      82,163
                                        --------    --------
Net cash provided by investing
 activites                                     0      82,163
                                        --------    --------
Cash flows from financing activities:
 Repayment of debt                             0    (145,752)
 Borrowings under debt obligations             0           0
                                        --------    --------
Net cash used in financing activities          0    (145,752)
                                        --------    --------
(Decrease) increase in cash and cash
 equivalents                              (7,633)     (8,014)
Cash and cash equivalents at
 beginning of period                      12,266       8,872
                                        --------    --------
Cash and cash equivalents at end of
 period                                 $  4,633    $    858
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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2003     DIVERSIFIED HISTORIC INVESTORS
      -------------
                           By: Diversified Historic Advisors,
                               General Partner

                                By: EPK, Inc., Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer