Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2003-06-23
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2002
        (unaudited) and December 31, 2001
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2002 and 2001
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2002 and 2001 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

              As of September 30, 2002, Registrant had cash of approximately $4,186. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2002, Registrant had restricted cash of $86,895 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the third quarter of 2002, Registrant incurred a net loss of $103,554 ($8.83 per limited partnership unit) compared to a net loss of $106,003 ($9.03 per limited partnership unit) for the same period in 2001. For the first nine months of 2002, the Registrant incurred a net loss of $346,006 ($29.50 per limited partnership unit) compared to a net loss of $136,664 ($11.65 per limited partnership unit) for the same period in 2001.

              Rental income increased $4,732 from $136,178 in the third quarter of 2001 to $140,910 in the same period in 2002 and for the first nine months of 2002 increased $25,335 from $400,702 for the first nine months of 2001 to $426,037 for the same period in 2002. The increase in rental income from the third quarter of 2001 to the same period in 2002 is due to an increase in average rental rates at the Smythe Stores, the Third Quarter Apartments, and Wistar Alley. The increase in rental income from the first nine months of 2001 to the same period in 2002 is due to an increase in average occupancy at the Smythe Stores (96% to 98%) and the Third Quarter Apartments (95% to 96%).

              Rental operations expense increased $6,853 from $54,973 in the third quarter of 2001 to $61,826 in the same period in 2002. The increase in rental operations expense from the third quarter of 2001 to the same period in 2002 is due to an increase in insurance expense, maintenance expense, and leasing commission expense. The increase in insurance expense occurred at the Third Quarter Apartments and Wistar Alley and is due to an increase in monthly premiums. The increase in maintenance expense and leasing commission expense at Wistar Alley is due to an increase in the turnover of apartment units.

               Rental operations expense decreased $188 from $221,100 for the first nine months of 2001 to $220,912 for the same period in 2002. The decrease in rental operations expense from the first nine months of 2001 to the same period in 2002 is due to a decrease in maintenance expense, partially offset by an increase in insurance expense. The decrease in maintenance expense occurred at the Third Quarter Apartments and is due to a decrease in apartment preparation expenses. The increase in insurance expense occurred at the Third Quarter Apartments and Wistar Alley and is due to an increase in monthly premiums.

              Interest expense increased $5,010 from $127,834 in the third quarter of 2001 to $132,844 in the same period in 2002 and increased $8,624 from $391,031 for the first nine months of 2001 to $399,655 for the same period in 2002. The increase in interest expense from the third quarter of 2001 to the same period in 2002 is due to an increase in principal balance upon which the interest is calculated at both the Third Quarter Apartments and Wistar Alley. The increase from the first nine months of 2001 to the same period in 2002 is also due to an increase in principal balance at the Third Quarter and Wistar Alley, partially offset by a decrease in interest expense at the Smythe Stores. The decrease in interest expense at the Smythe Stores is due to a decrease in principal balance combined with an increase in monthly payments. The decrease in principal balance is due to the extinguishment of debt related to the sale of a condominium unit during 2001.

              Losses incurred during the third quarter at the Registrant's three properties were approximately $94,000, compared to a loss of approximately $97,000 for the same period in 2001. For the first nine months of 2002 the Registrant's three properties incurred a net loss of approximately $318,000 compared to a net loss of approximately $109,000 for the same period in 2001.

           In the third quarter of 2002, Registrant incurred a loss of $48,000 at the Smythe Stores condominium complex including $7,000 of depreciation expense, compared to a loss of $64,000, including $19,000 of depreciation expense, in the third quarter of 2001. The decrease in loss from the third quarter of 2001 to the same period in 2002 is due to an increase in rental income combined with a decrease in rental operations expense and depreciation expense. The increase in rental income is due to an increase in average rental rates. The decrease in rental operations expense is due to a decrease in maintenance expense and legal and accounting expense. The decrease in depreciation expense is due to the sale of a condominium unit during 2001 which decreased the depreciable basis of the fixed assets.

              In  the  first  nine  months  of  2002,  Registrant
incurred a loss of $150,000, including $20,000 of depreciation expense, compared to income of $50,000, including $46,000 of depreciation expense, for the same period in 2001, at the Smythe Stores condominium complex. Included in income during the first nine months of 2001 is a gain of $27,811 related to the sale of a condominium unit. An extraordinary gain of $214,985 was recognized during the first nine months of 2001 for the extinguishment of debt related to the sale. The extraordinary gain represents the excess of the debt extinguished by the sales of the condominium units over the fair market value of the units. Overall, exclusive of the gain the property would have incurred a loss of $192,000 for the first nine months of 2001. The decrease in loss from the first nine months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in maintenance expense and interest expense. The increase in rental income is due to an increase in average occupancy (96% to 98%). The decrease in maintenance expense is due to a decrease in HVAC service and repairs. The decrease in interest expense is due to a decrease in principal balance upon which the interest is calculated due to the extinguishment of debt related to the sale of a condominium unit during 2001.

              In the third quarter of 2002, Registrant incurred a
loss of $26,000 at the Third Quarter Apartments, including $21,000 of depreciation expense, compared to a loss of $26,000, including $18,000 of depreciation expense, in the third quarter of 2001 and for the first nine months of 2002, Registrant incurred a loss of $102,000 including $59,000 of depreciation expense, compared to a loss of $104,000 including $55,000 in depreciation expense during 2001. The loss for the third quarter remained the same for both 2001 and 2002. The decrease in loss from the first nine months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in rental operations expense, partially offset by an increase in interest expense. The increase in rental income is due to an increase in average occupancy (95% to 96%). The decrease in rental operations expense is due to a decrease in maintenance expense, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in apartment preparations expense and capital improvements made during the third quarter and the increase in insurance expense is due to an increase in monthly premiums. The increase in interest expense is due to an increase in principal balance upon which the interest is calculated.

              In the third quarter of 2002, Registrant incurred a loss of $19,000 including $23,000 of depreciation expense, at Wistar Alley compared to a loss of $7,000, including $22,000 of depreciation expense in the third quarter of 2001, and for the first nine months of 2002, Registrant incurred a loss of $66,000, including $68,000 of depreciation expense, compared to a loss of $56,000, including $67,000 of depreciation expense for the same period in 2001. The increase in loss from both the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in rental operations expense and interest expense, partially offset by an increase in rental income. The increase in rental operations expense is due to an increase in maintenance expense and leasing commission expense which are both due to the increase in turnover of apartment units. The increase in insurance expense is due to an increase in monthly premiums. The increase in interest expense is due to an increase in principal balance upon which the interest is calculated. The increase in rental income is due to an increase in monthly rental rates.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                               September 30, 2002    December 31, 2001
                               ------------------    -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                                $  299,612          $  299,612
 Buildings and improvements           4,506,943           4,506,943
 Furniture and fixtures                 174,029             174,029
                                     ----------          ----------
                                      4,980,584           4,980,584
Less - accumulated depreciation      (3,260,449)         (3,113,769)
                                     ----------          ----------
                                      1,720,135           1,866,815
Cash and cash equivalents                 4,186              12,266
Restricted cash                          86,895              81,478
Accounts receivable                      10,106              12,230
Other assets (net of amortization
 of $34,468 and $33,536)                  7,156               3,007
                                     ----------          ----------
     Total                           $1,828,478          $1,975,796
                                     ==========          ==========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations                    $5,146,354          $5,146,354
 Accounts payable:
  Trade                                 442,280             394,991
  Related parties                       493,682             509,975
Interest payable                      1,341,314           1,181,241
Tenant security deposits                 49,325              44,740
Other liabilities                         5,897               2,863
                                     ----------          ----------
     Total liabilities                7,478,852           7,280,164
Partners' deficit                    (5,650,374)         (5,304,368)
                                     ----------          ----------
     Total                           $1,828,478          $1,975,796
                                     ==========          ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                            Three months             Nine months
                         ended September 30,     ended September 30,
                           2002       2001         2002       2001
                           ----       ----         ----       ----

Revenues:
 Rental income          $140,910   $136,178     $426,037    $400,702
 Gain on sale of units         0          0            0      27,811
 Other Income                  0          0            0          90
 Interest income             485        386          961         950
                        --------   --------     --------    --------
  Total revenues         141,395    136,564      426,998     429,553
                        --------   --------     --------    --------

Costs and expenses:
 Rental operations        61,826     54,973      220,912     221,100
 Interest                132,844    127,834      399,655     391,031
 Bad debt expense              0          0        4,825           0
 Depreciation and
  amortization            50,279     59,760      147,612     169,071
                        --------   --------     --------    --------
  Total costs and
   expenses              244,949    242,567      773,004     781,202
                        --------   --------     --------    --------

Loss before
 extraordinary item    ($103,554) ($106,003)   ($346,006)  ($351,649)
Extraordinary gain
 from extinguishment
 of debt                       0          0            0     214,985
                        --------   --------     --------    --------
Net income(loss)       ($103,554) ($106,003)   ($346,006)  ($136,664)
                        ========   ========     ========    ========

Net income (loss) per
 limited partnership
 unit:
 Loss before
  extraordinary item   ($   8.83) ($   9.03)   ($  29.50)  ($  29.98)
 Extraordinary gain            0          0            0       18.33
                        --------   --------     --------    --------
                       ($   8.83) ($   9.03)   ($  29.50)  ($  11.65)
                        ========   ========     ========    ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                            Nine months ended
                                              September 30,
                                            2002         2001
                                            ----         ----

Cash flows from operating activities:
 Net Income (loss)                       ($346,006)    $106,132
 Gain on sale of units                           0      (27,811)
 Extraordinary gain on extinguishment
  of debt                                        0     (214,985)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization             147,612      169,072
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash     (5,415)      14,901
 Decrease (increase) in accounts
  receivable                                 2,125       (5,851)
 (Increase) in other assets                 (5,082)           0
 Increase (decrease) in accounts
  payable - trade                           47,288      (28,660)
 (Decrease) increase in accounts
  payable - related parties                (16,293)      27,531
 Increase in interest payable              160,073       24,593
 Increase (decrease) in accrued
  liabilities                                3,033       (5,378)
 Increase in tenant security deposits        4,585        3,282
                                          --------     --------
Net cash (used in) provided by
 operating activities                       (8,080)      62,826
                                          --------     --------
Cash flows from investing activities:
 Proceeds from sale of units                     0       82,163
                                          --------     --------
Net cash provided by investing
 activities                                      0       82,163
                                          --------     --------
Cash flows from financing activities:
 Proceeds from debt financing                    0     (145,752)
                                          --------     --------
Net cash provided by financing
 activities                                      0     (145,752)
                                          --------     --------
Decrease in cash and cash equivalents       (8,080)        (763)
Cash and cash equivalents at beginning
 of period                                  12,266        8,872
                                          --------     --------
Cash and cash equivalents at end of
 period                                   $  4,186     $  8,109
                                          ========     ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

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