Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2004-01-09
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2002
                          ---------------------------------------

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

                            PART 1

Item 1.   Business

          a. General Development of Business

           Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of December 31, 2002, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

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

              As of December 31, 2002, Registrant owned three properties located in Pennsylvania. In total, the three properties contain 37 apartment units and 6,187 square feet ("sf") of commercial space. As of December 31, 2002, 37 of the apartment units were under lease at monthly rental rates ranging from $765 to $1,685. In addition, all of the commercial space was under lease at annual rates ranging from $5.03 to $10.00 per square foot. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

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

           d.  Financial Information About Foreign  and  Domestic
Operations
             and Export Sales.

              See  Item 8. Financial Statements and Supplementary
Data.


Item 2.   Properties

            As   of  the  date  hereof,  Registrant  owned  three
properties or interests therein. A summary description of each property held at December 31, 2002 is given below.

           a. The Smythe Stores Condominium Complex - consists of five adjoining buildings located at 101-111 Arch Street, in the Old City Historic District of Philadelphia, Pennsylvania. In November 1984, the Registrant acquired 20 residential units of the complex's 49 units as the 100% equity owner of these units. The acquisition and rehabilitation cost was $4,056,375 ($171 per
sf) funded by an equity contribution and a series of condominium mortgages with an original combined principal balance of $2,440,000. The combined principal balance at December 31, 2002 is $1,646,311. Each mortgage bears interest at 12%. Scheduled interest payments were made through April 1, 1988. At that time, due to insufficient cash flow, the Registrant ceased making payments. In 1990, the lender was placed in receivership by the Resolution Trust Corporation ("RTC"). The two entities which purchased the mortgages from the RTC each filed complaints for foreclosure due to nonpayment. Foreclosure proceedings on nine units were filed in the Court of Common Pleas, Philadelphia County in the matter of Bruin Holdings, Inc. ("Bruin") v. Diversified Historic Investors and foreclosure proceedings on eleven units were filed in the Court of Common Pleas, Philadelphia County in the matter of EMC Mortgage Corporation ("EMC") v. Diversified Historic Investors. In March 1996, the
Bruin cases were settled and the nine mortgages were sold. The Registrant entered into an agreement with the new holder of the mortgages whereby monthly payments of interest are to be made in an amount equal to net operating income. In December 1996, the eleven units associated with the EMC cases were foreclosed by the lender. During 2000, two units were sold at sales prices of $284,302 and $426,639, respectively. During 2001, one unit was sold at a sales price of $324,959. The net proceeds of each sale were used to pay accrued interest due on the mortgages. On October 2, 2003, the three remaining Smythe Stores condominium units owned by the Registrant were foreclosed by the mortgage holder.

              The remaining three units as of 2002 are managed by BCMI. As of December 31, 2002, the three apartment units were under lease (100%) at monthly rental rates ranging from $1,395 to $1,685. All leases are renewable, one-year leases. The occupancy at the end of the previous four years was 100% for 2001, 75% for 2000, 67% for 1999, and 100% for 1998. The monthly rental range at the end of the previous four years was $1,340 to $1,650 in 2001, $1,170 to $1,575 in 2000, $865 to $1,500 for 1999, and $825
to $1,390 for 1998. For tax purposes, this property has a federal tax basis of $624,655 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $3,827 which is based on an assessed value of $46,304 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. The Third Quarter Apartments - consists of 16 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street Philadelphia, Pennsylvania. In November 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1999 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property made payments of at least the minimum in order to keep the loan current. In December of 2001, the loan was sold. The terms of the loan were modified to include the addition of $112,672 of accrued and unpaid interest to the principal balance. The first mortgage has a principal balance at December 31, 2002 of $1,329,979 and bears interest at 12%. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

             The Third Quarter Apartments is managed by BCMI. As of December 31, 2002, 16 units were under lease (100%) at monthly rental rates ranging from $810 to $1,595 and one commercial unit, which has 1,000 square feet of commercial space was under lease (100%) at an annual rental rate of $14.70 per square foot. All residential leases are renewable, one-year leases. The residential occupancy at year end for the previous four years was 88% for 2001, 100% for 2000, 100% for 1999, and 94% for 1998.
The monthly rental range at the end of the previous four years was $795 to $1,550 for 2001, $715 to $1,285 for 2000, $675 to
$1,200 for 1999, and $635 to $1,100 for 1998. The occupancy for the commercial space at the end of the previous four years has been 100%. The range for annual rent was $14.70 per sf for 2001, $13.50 per sf for 2000, $11.16 per sf for 1999, and $11.16 per sf
for 1998. The commercial lease at Third Quarter expires in December 2004. For tax purposes, this property has a federal tax basis of $1,662,786 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $20,230 which is based on an assessed value of $244,800 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


           c. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings, which contain 18 residential units and 5,187 sf of commercial space. The Registrant acquired the buildings  in December 1984 and is the 100% equity owner  of  the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property made payments of at least the minimum amount in order to keep the loan current. In December of 2001, the loan was sold. The first mortgage has a principal balance at December 31, 2002 of $1,554,817 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 2002. The second note has a principal balance at December 31, 2002 of $380,114 and bears interest at 15%. Both principal and interest are due at the earlier of the sale of the property or the year 2009.

             Wistar Alley is managed by BCMI. As of December 31, 2001, 18 residential units were under lease (100%) at monthly rents ranging from $840 to $1,625 and 5,187 square feet of commercial space was under lease (100%) at annual rental rates ranging from $10.00 to $11.67 per sf. All residential leases are renewable, one-year leases. The residential occupancy at the end of the previous four years was 100% for 2001, 2002 and 1999, and 94% for 1998. The monthly rental range at the end of the previous four years was $840 to $1,625 in 2001, $785 to $1,450 in 2000,
$740  to  $1,350  for  1999, and $730 to  $1,125  for  1998.  The
commercial occupancy at the end of each of the previous four years was 100%. The average annual rental rate at the end of the previous four years was $10.00 to $11.67 per sf in 2001, $7.07 to $11.33 per sf in 2000, $7.07 to $11.00 per sf in 1999, and $6.64
to $10.46 per sf in 1998. The two commercial leases expire in June of 2003 and May of 2007.

           For tax purposes, this property has federal tax basis of $1,939,955 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $24,990, which is based on an assessed value of $302,400 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 125 Units of record were sold or exchanged in 2002.

           b. As of December 31, 2002, there were 1,237 record holders of Units.

           c. Registrant did not declare any cash dividends in 2002 or 2001.

Item 6.   Selected Financial Data

           The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                  2002       2001       2000       1999       1998
                  ----       ----       ----       ----       ----

 Rental
  income      $  572,435 $  537,373 $  493,215 $  494,852 $   486,864
 Interest
  income           1,836      1,425      1,349      1,557       1,569
 Net (loss)
  income        (437,304)  (244,012)   (22,275)   396,475    (736,581)
 Net (loss)
  income per
  unit            (37.29)    (20.81)     (1.90)     33.81      (62.81)
 Total assets
  (net of
  depreciation
  and
  amortization)1,809,609  1,975,797  2,209,406  2,491,417   2,984,193
 Debt
  obligations  5,146,354  5,146,354  5,045,411  4,586,076   5,879,538

Note:   See  Part  II,  Item  7.3 Results  of  Operations  for  a
discussion of factors which materially affect the comparability of the information reflected in the above table.



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December  31,  2002,  Registrant  had  cash  of
$13,077. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all
obligations.   The  Registrant is not  aware  of  any  additional
sources of liquidity.

              As of December 31, 2002, Registrant had restricted cash of $100,176 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

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

          (2)  Capital Resources

               Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley has agreed to fund capital expenditures. There were no funds accrued in 2002 for capital expenditures.

          (3)  Results of Operations

              During 2002, Registrant incurred a net loss of $437,304 ($37.29 per limited partnership unit) compared to a net loss of $244,012 ($20.81 per limited partnership unit) in 2001, and a net loss of $22,275 ($1.90 per limited partnership unit) in 2000.

              Rental  income  was $572,435 in 2002,  $537,373  in
2001, and $493,215 in 2000. Rental income increased from 2001 to 2002 due to an increase in average occupancy at the Smythe Stores (97% to 99%) and the Third Quarter Apartments (94% to 97%) combined with an increase in average rental rates at Wistar Alley from $840 to $1,450 in 2001 to $875 to $1,625 during 2002. The increase from 2000 to 2001 is due to an increase in average occupancy at Smythe Stores (76% to 86%) and Wistar Alley (95% to 98%) and an increase in average rental rates at Smythe Stores, Wistar Alley, and Third Quarter. The increase was partially offset by the sale of one condominium unit during 2001 at Smythe Stores.

              Rental operations expense was $272,614 in 2002, $309,362 in 2001, and $297,687 in 2000. The decrease in rental operations expense from 2001 to 2002 is due to a decrease in maintenance expense partially offset by an increase in insurance expense at the Registrants three properties. The decrease in maintenance expense at Third Quarter is due to a decrease in apartment preparation expenses and maintenance billings. The decrease in maintenance expense at Wistar Alley is due to a decrease in apartment preparation expenses, contract cleaning services, and maintenance billings. The decrease in maintenance expense at the Smythe Stores is due to a decrease in HVAC repairs. The increase in insurance expense at the Registrants three properties is due to the increase in policy premiums. The increase from 2000 to 2001 is due to an increase in rental operations expense at Third Quarter, partially offset by a decrease in tax expense at Smythe Stores. The increase in rental operations expense at Third Quarter is due to an increase in maintenance expense and marketing and leasing expense, partially offset by a decrease in utility expense. The decrease at Smythe Stores is due to a decrease in tax and insurance expense.

              Interest expense was $535,630 in 2002, $518,788 in 2001, and $627,735 in 2000. The increase in interest expense from 2001 to 2002 is due to an increase in principal balance upon which the interest expense is calculated on the first mortgage notes held at Third Quarter and Wistar Alley. The increase in the principal balance is due to additions made on the mortgages in December of 2001. The additions were used to pay various management expenses related to the sale of the mortgages in December of 2001. The decrease in interest expense from 2000 to 2001 is due to a decrease in interest expense at Smythe Stores, Third Quarter, and Wistar Alley. The decrease in interest expense at Smythe Stores is due to the extinguishment of debt due to the sale of one condominium unit in 2001.

              General and administrative expense was $0 in 2002, 2001, and 2000. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

              In 2002, a loss of approximately $386,891 was incurred at the Registrant's three properties compared to a loss of approximately $193,345 in 2001, and an income of approximately $19,000 in 2000. Included in the loss for 2001 is a gain due to the sale of a unit of approximately $28,000 and an extraordinary gain of $215,000 due to the extinguishment of debt. Included in income for 2000 is a gain due to the sale of units of approximately $140,000 and extraordinary gains due to the extinguishment of debt related to those sales of approximately $505,000. A discussion of property operations/activities follows:

             In 2002, Registrant incurred a loss of approximately
$197,000 at the Smythe Stores Condominium complex including $26,000 of depreciation expense, compared to income of approximately $26,000 including $30,000 of depreciation expense in 2001, compared to income of $246,000 including $75,000 of depreciation expense in 2000. Included in income for 2001 are a gain and an extraordinary gain of $28,000 and $215,000, respectively. The gain is related to the sale of a condominium unit and the extraordinary gain is for the extinguishment of debt related to that sale. The extraordinary gain represents the excess of the debt extinguished by the sale of the condominium units over the fair market value of the units. Exclusive of the gains, the property would have incurred a loss of approximately $217,000 for 2001. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (97% to 99%). The decrease in rental operations expense is due to a decrease in maintenance expense and real estate tax expense, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in HVAC repairs. The decrease in real estate tax expense is due to the sale of a condominium unit during the second quarter of 2001. The increase in insurance expense is due to an increase in policy premiums.

              Included  in income for 2000 is a gain of  $140,000
respectively related to the sale of condominium units and extraordinary gains of approximately $505,000 respectively for the extinguishment of debt related to those sales. Exclusive of the gains, the property would have incurred a loss of approximately $217,000 for 2001 compared to a loss of approximately $396,000 in 2000. The decrease in the loss from 2000 to 2001 is a result of an increase in rental income, a decrease in tax expense, and a decrease in mortgage interest expense. The increase in rental income is due to an increase in average occupancy (76% to 86%) and the decrease in tax expense is due to a decrease in the Philadelphia Net Profits Tax. The decrease in mortgage interest expense in 2001 is due to the extinguishment of debt due to the sale of one condominium unit.

              On June 30, 1992 DHP, Inc. assigned to D, LTD (its parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2001 and 2002. Payments on the judgment are to be made from available cash flow from any of the three properties and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 2002 was $98,972.

               On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

              In 2002, Registrant incurred a loss of $118,000 at the Third Quarter Apartments including $80,000 of depreciation and amortization expense compared to a loss of $148,000 during 2001 and $77,000 of depreciation and amortization expense, compared to a loss of $131,000 including $74,000 of depreciation and amortization expense in 2000. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (94% to 97%) and the decrease in rental operations expense is due to a decrease in maintenance expense and leasing commissions, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in apartment preparation expenses and maintenance billings. The decrease in leasing commissions is due to a decrease in the turnover of apartment units. The increase in insurance expense is due to an increase in policy premiums. The increase in loss from 2000 to 2001 is due to an increase in rental operations expense including increases in maintenance and cleaning services, apartment preparation expenses, and deferred maintenance expenses from prior years incurred in 2001. The loss was partially offset by an increase in rental income due to an increase in monthly rental rates and a decrease in interest expense.

             In 2002, Registrant incurred a loss of approximately $72,000 at Wistar Alley including $93,000 of depreciation and amortization expense, compared to a loss of approximately $79,000 including $91,000 of depreciation and amortization expense in 2001, compared to a loss of $98,000 including $87,000 of depreciation and amortization expense in 2000. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average rental rates from $840 to $1,450 in 2001 to $875 to $1,625 during 2002. The decrease in rental operations expense is due to a decrease in maintenance expense, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease contract cleaning services and the decrease in insurance expense is due to a decrease in policy premiums. The increase in insurance expense is due to an increase in policy premiums. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in utility expense and maintenance expense. The increase in rental income is due to an increase in average occupancy (95% to 98%). The decrease in utility expense in 2001 is due to overestimated water and sewage expenses by the utility authority in 2000. The decrease in maintenance expense is due to prior year's deferred maintenance costs incurred in 2001.


Item 7A.    Quantitative and Qualitative Disclosures about  Market
Risk
     Not applicable.

Item 8.   Financial Statements and Supplementary Data

      Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

Item 9A.  Controls and Procedures

  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

  Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

  There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
May 6, 2003

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                              Page

   Consolidated Balance Sheets at December 31, 2002 and 2001     13

   Consolidated Statements of Operations for  the  Years
   Ended December 31, 2002, 2001, and 2000                       14

   Consolidated  Statements  of  Changes  in   Partners'
   Equity  for the Years Ended December 31, 2002, 2001,
   and 2000                                                      15

   Consolidated Statements of Cash Flows for  the  Years
   Ended December 31, 2002, 2001, and 2000                       16

   Notes to consolidated financial statements                  17-24


Financial statement schedules:

   Schedule XI - Real Estate and Accumulated Depreciation       26

   Notes to Schedule XI                                         27


All  other  schedules are omitted because they are not applicable
or   the  required  information  is  shown  in  the  consolidated financial statements or notes thereto.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2002 and 2001

                             Assets

                                          2002           2001
                                          ----           ----
Rental properties at cost:
 Land                                $   299,612     $  299,612
 Buildings and improvements            4,506,943      4,506,943
 Furniture and fixtures                  184,990        174,029
                                      ----------     ----------
                                       4,991,545      4,980,584
 Less - accumulated depreciation      (3,310,439)    (3,113,769)
                                      ----------     ----------
                                       1,681,106      1,866,815
Cash and cash equivalents                 13,077         12,266
Restricted cash                          100,176         81,478
Accounts receivable                        8,996         12,230
Other assets (net of accumulated
 amortization of $35,372 and $33,536)      6,254          3,007
                                      ----------     ----------
          Total                       $1,809,609     $1,975,796
                                      ==========     ==========


                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                     $5,146,354     $5,146,354
 Accounts payable:
  Trade                                  407,473        394,991
  Related parties                        546,784        509,975
 Interest payable                      1,392,512      1,181,241
 Tenant security deposits                 50,095         44,740
 Other liabilities                         8,063          2,863
                                      ----------     ----------
          Total liabilities            7,551,281      7,280,164

Partners' deficit                     (5,741,672)    (5,304,368)
                                      ----------     ----------
          Total                       $1,809,609     $1,975,796
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended December 31, 2002, 2001 and 2000

                                       2002       2001         2000
                                       ----       ----         ----
Revenues:
 Rental income                    $  572,435  $  537,373  $  493,215
 Gain on sale                              0      27,811     139,632
 Interest income                       1,836       1,425       1,349
                                  ----------  ----------  ----------
          Total revenues             574,271     566,609     634,196
                                  ----------  ----------  ----------

Costs and expenses:
 Rental operations                   272,614     309,362     297,686
 Bad debt                              4,825           0           0
 Interest                            535,630     518,788     627,735
 Depreciation and amortization       198,506     197,456     235,688
                                  ----------  ----------  ----------
         Total costs and expenses  1,011,575   1,025,606   1,161,109
                                  ----------  ----------  ----------
Loss before extraordinary item      (437,304)   (458,997)   (526,913)
Extraordinary gain on
 extinguishment of debt                    0     214,985     504,638
                                  ----------  ----------  ----------
Net (loss) income                ($  437,304)($  244,012)($   22,275)
                                  ==========  ==========  ==========

Net loss per limited partnership
 unit:
  Loss before extraordinary item ($    37.29)($    39.14)($    44.93)
  Extraordinary gain                       0       18.33       43.03
                                  ----------  ----------  ----------
                                 ($    37.29)($   20. 81)($     1.90)
                                  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

      For the Years Ended December 31, 2002, 2001 and 2000


                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                       (1)         (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====
Balance at December 31, 1999      ($142,246)  ($4,895,835)  ($5,038,081)
Net loss                               (223)      (22,052)      (22,275)
                                   --------     ---------    ----------
Balance at December 31, 2000       (142,469)   (4,917,887)   (5,060,356)
Net  loss                            (2,440)     (241,572)     (244,012)
                                   --------    ----------    ----------
Balance at December 31, 2001       (144,909)   (5,159,459)   (5,304,368)
Net loss                             (4,373)     (432,931)     (437,304)
                                   --------    ----------    ----------
Balance at December 31, 2002      ($149,282)  ($5,592,390)  ($5,741,672)
                                   ========    ==========    ==========

 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 2002, 2001, and 2000.


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended December 31, 2002, 2001 and 2000


                                     2002          2001       2000
                                     ----          ----       ----
Cash flows from operating
 activities:
  Net loss                         ($437,304)  ($244,012) ($   22,275)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
 Gain on sale of units                     0     (27,811)    (139,632)
 Extraordinary gain on extinguishment
  of debt                                  0    (214,985)    (504,638)

Depreciation and amortization        198,506     197,456      235,688
Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                               (18,697)      2,184       (9,499)
  Decrease (increase) in accounts
   receivable                          3,235      (5,147)       9,885
  Increase in other assets            (5,082)          0       (4,410)
  Increase (decrease) in accounts
   payable - trade                    12,482    (214,447)      13,257
  Increase in accounts payable -
   related parties                    36,809      36,809       36,809
  Increase in interest payable       211,271     269,579      389,325
  Increase in tenant security
   deposits                            5,355       2,632        3,790
  Increase (decrease) in other
   liabilities                         5,198      (5,907)         153
                                    --------    --------     --------
   Net cash provided by
   (used in) operating activities     11,773    (203,649)       8,453
                                    --------    --------     --------
Cash flows from investing
 activities:
 Proceeds from the sale of units           0     324,959      710,941
 Capital expenditures                (10,962)    (39,652)     (21,264)
                                    --------    --------     --------
   Net cash (used in) provided
    by investing activities          (10,962)    285,307      689,677
                                    --------    --------     --------
Cash flows from financing
 activities:
 Repayment of borrowings                   0    (324,959)    (710,941)
 Borrowings under debt
  obligations                              0     246,695        9,870
                                    --------    --------     --------
   Net cash used in financing
    activities                             0     (78,264)    (701,071)
                                    --------    --------     --------
Increase (decrease) in cash and
 cash equivalents                        811       3,394       (2,941)
Cash and cash equivalents at
 beginning of year                    12,266       8,872       11,813
                                    --------    --------     --------
Cash and cash equivalents at
 end of year                        $ 13,077    $ 12,266     $  8,872
                                    ========    ========     ========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
 interest                           $287,550    $481,979     $203,600



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

5.   Net Income or Loss Per Limited Partnership Unit

The  net income or loss per limited partnership unit is based  on
the   weighted  average  number  of  limited  partnership   units
outstanding during the period (11,609.6 in 2002, 2001, and 2000).

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

In November 1984, the Partnership purchased 20 residential apartments located in Philadelphia, Pennsylvania for $4,056,475. The lender on eleven of the apartments foreclosed in December 1996. In 1999, the Partnership sold three of the apartment units, and in 2000, the Partnership sold two of the apartment units. The three remaining units were foreclosed in 2003.

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



NOTE F- DEBT OBLIGATIONS

Debt obligations are as follows:
                                                    December 31,
                                                  2002        2001
                                                  ----        ----
Mortgage loans, interest accrues at  12%,     $1,646,311  $1,646,311
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,      1,329,979   1,329,979
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable        138,444     138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage loan, interest accrues at 2 1/2%      1,554,817   1,554,817
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%; therefore 8 1/2%  at
December 31, 2002 and 2001, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 11%;  payable        380,114     380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property [B]

Notes payable,interest at prime plus 1 1/2        96,689      96,689
(6.25%  at  December 31, 2002  and  2001,     ----------  ----------
respectively); principal and interest due
upon   sale   of  the  related  property;
collateralized  by  the  related   rental
property[C]
                                              $5,146,354  $5,146,354
                                              ==========  ==========


(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $238,816 at December 31, 2002, which includes $20,767 for each of 2002, 2001 and 2000.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $480,844 at December 31, 2002, which includes $41,813 for each of 2002, 2001 and 2000.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $100,448 at December 31, 2002 which includes $6,053 in 2002,
     $8,619     in     2001     and     $10,553     in      2000.
     Approximate maturities of the mortgage loan obligations at December 31, 2002, for each of the succeeding five years are as follows:

                 2003              $3,023,240
                 2004                       0
                 2005                       0
                 2006                       0
                 Thereafter         2,123,114
                                   ----------
                                   $5,146,354
                                   ==========

NOTE G - TRANSACTIONS WITH RELATED PARTIES

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2002 and 2001. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2002 is $98,972.

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

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:


                                  For the Years Ended December 31,
                                   2002         2001         2000
                                   ----         ----         ----
Net (loss) income book       ($  437,304) ($  244,012) ($   22,275)
Excess of book over tax
 depreciation                     50,357       40,254       38,311
Difference between book and
 tax basis of units sold               0       57,039            0
Other                                  0           (4)      (1,852)
                              ----------   ----------   ----------
     Net income (loss) - tax ($  386,947) ($  146,723) ($   14,184)
                              ==========   ==========   ==========

Partners' deficit - book     ($5,741,672) ($5,304,368) ($5,060,356)
Costs of issuance              1,393,762    1,393,762    1,393,762
Cumulative tax under
 book loss                      (409,345)    (459,702)    (556,992)
                              ----------   ----------   ----------
Partners' deficit - tax      ($4,757,255) ($4,370,308) ($4,223,586)
                              ==========   ==========   ==========


NOTE J - SUBSEQUENT EVENT

The three Smythe Stores condominium units were foreclosed on October 2, 2003 by the mortgage holder.

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                       (a limited partnership)

       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 2002

                                            Cost
                                        Capitalized
                        Initial Cost     Subsequent
                       to Partnership        to
                             (b)        Acquisition

                               Buildings
                                 and                  Date    Date
              Encum-           Improve-   Improve-     of    Acquir-
Description   brances   Land    ments      ments     Constr.   ed
-----------   -------   ----   ---------  --------   ------  -------
  (a)           (g)                                  (a)(d)
3 condominium
apartment
units in                                    ($106,626)
Philadelphia,                                    (h)
PA          $1,646,311 $  5,612 $   624,655  $106,626  1984    11/9/84


16 apartment
units
and 1 unit
[1,000 S.F.]
of
commercial
space in
Philadelphia,
PA           1,468,423   120,000  1,744,097    94,991  1984   11/14/84

18 apartment
units
and 5,188
square feet
of
commercial
space
in                                            (45,079)
Philadelphia,                                   (h)     1984-
PA           2,031,620  174,000   2,188,961    84,309    1985  12/14/84
            ---------- --------  ----------  --------
TOTAL       $5,146,354 $299,612  $4,557,713  $134,221
            ========== ========  ==========  ========


          Gross Amount at which Carried
               at December 31, 2002

                       Buildings
                         and
                       Improve-             Accumulated
Description   Land       ments     Total    Depreciation
-----------   ----     ---------   -----    ------------
                                   (c)(e)      (e)(f)
4
condominium
apartment
units in
Philadelphia,
PA         $  5,612  $  624,655  $  630,267  $  420,144

16 apartment
units
and  1 unit
[1,000 S.F.]
of
commercial
space in
Philadelphia,
PA          120,000   1,839,088   1,959,088   1,307,709

18 apartment
units
and 5,188
square feet
of
commercial
space
in
Philadelphia,
PA          174,000   2,228,191   2,402,191   1,582,586
           --------  ----------  ----------  ----------
TOTAL      $299,612  $4,691,934  $4,991,546  $3,310,439
           ========  ==========  ==========  ==========

                 DIVERSIFIED HISTORIC INVESTORS
                     (a limited partnership)

                      NOTES TO SCHEDULE XI

                        December 31, 2002

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2002, for Federal income tax purposes is approximately $4,227,396. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                         2002       2001        2000
                                         ----       ----        ----
Balance at beginning of year        $4,980,584  $5,149,651  $5,545,825
Additions during the year:
 Improvements                           10,962      39,652      21,264
                                    ----------  ----------  ----------
                                     4,991,546   5,189,303   5,567,089
Deductions during the year:
 Retirements                                 0    (208,719)   (417,438)
                                    ----------  ----------  ----------
Balance at end of year              $4,991,546  $4,980,584  $5,149,651
                                    ==========  ==========  ==========

Reconciliation of accumulated depreciation:
                                        2002       2001         2000
                                        ----       ----         ----
Balance at beginning of year        $3,113,769  $3,044,292  $3,158,976
Depreciation expense for the year      196,670     196,034     234,084
Retirements                                  0    (126,557)   (348,768)
                                    ----------  ----------  ----------
Balance at end of year              $3,310,439  $3,113,769  $3,044,292
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

          Donna M. Zanghi (age 45) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 37) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP since
January 27, 1993.


Item 11.  Executive Compensation

           a. Cash Compensation - During 2002 Registrant paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2002, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation, not referred to in paragraph a. or paragraph b. of this Item, was paid or distributed during 2002 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1999 through 2002.

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

                             PART IV

Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1.   Financial Statements:

            a.   Consolidated Balance Sheets at December 31, 2002 and 2001.

            b. Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2002, 2001 and 2000.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

                    21              Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

            (b) Reports on Form 8-K:
                 No reports were filed on Form 8-K during the quarter ended December 31, 2002.

            (c)  Exhibits:
                 See Item 14(A)(3) above

                           SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIVERSIFIED HISTORIC INVESTORS

Date:  January 8, 2004    By: Diversified Historic Advisors, General Partner
       ---------------        ----------------------------------------------

                              By: EPK, Inc., Partner

                                  By: /s/ Spencer Wertheimer
                                      ----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer

                                  By: /s/ Michele F. Rudoi
                                      ----------------------
                                      MICHELE F. RUDOI,
                                      Assistant Secretary


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date
        ---------               --------             ----

DIVERSIFIED HISTORIC ADVISORS General Partner

By: EPK, Inc., Partner

    By: /s/ Spencer Wertheimer                      January 8, 2004
        ----------------------                      ---------------
        SPENCER WERTHEIMER
        President and Treasurer

    By: /s/ Michele F. Rudoi                        January 8, 2004
        ----------------------                      ---------------
        MICHELE F. RUDOI,
        Assistant Secretary

                                                       Exhibit 31

                          CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.    I  have  reviewed this annual report on Form 10-K  for  the
 period   ended   December  31,  2002  of  Diversified   Historic
 Investors I    ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)] for
 the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: January 8, 2004                 /s/ Spencer Wertheimer
      ---------------                 ----------------------
                                Name: Spencer Wertheimer
                               Title: President
                                      (principal executive officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.


 Date: January 8, 2004                 /s/ Spencer Wertheimer
       ---------------                 ----------------------
                                Name: Spencer Wertheimer
                               Title: Treasurer
                                      (principal financial officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.

                                                       Exhibit 32

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors I on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)  The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 8, 2004                 /s/ Spencer Wertheimer
      ---------------                 ----------------------
                                Name: Spencer Wertheimer
                               Title: President
                                      (principal executive officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.


 Date: January 8, 2004                 /s/ Spencer Wertheimer
       ---------------                 ----------------------
                                Name: Spencer Wertheimer
                               Title: Treasurer
                                      (principal financial officer)
                                      of the registrant's
                                      managing partner, EPK, Inc.