Form 10-Q
period 2003-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2004-01-15
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 2003 (unaudited) and  December
31, 2002
Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (unaudited)
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

(1)  Liquidity

              At March 31, 2003, Registrant had cash of approximately $11,896. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2003, Registrant had restricted cash of $65,866 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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


(2)  Capital Resources

             Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant believes that historical capital expenditure levels are indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Third Quarter and Wistar Alley has agreed to fund capital expenditures at terms similar to the first mortgage.


(3)  Results of Operations

              During the first quarter of 2003, Registrant incurred a net loss of $163,488 ($13.94 per limited partnership unit) compared to a net loss of $140,681 ($12.00 per limited partnership unit) for the same period in 2002.

             Rental income increased $4,350 from $139,812 in the first quarter of 2002 to $144,162 in the same period in 2003. The increase in rental income occurred at the Third Quarter Apartments and the Smythe Stores, partially offset by a decrease in rental income at Wistar Alley. The increase in rental income at the Third Quarter Apartments is due to an increase in average occupancy (93% to 97%). The increase in rental income at the Smythe Stores is due to an increase in average rental rates. The decrease in rental income at Wistar Alley is due to a decrease in average occupancy (98% to 97%).

              Rental operations expense increased $26,569 from $98,503 in the first quarter of 2002 to $125,072 in the same period in 2003. Rental operations expense increased due to an increase in maintenance expense, real estate tax expense and leasing commissions. The increase in maintenance expense occurred at Wistar Alley and the Third Quarter. The increase in maintenance expense at Wistar Alley is due to an increase in snow removal, non-contracted cleaning service, and roof repairs. The increase in maintenance expense at the Third Quarter is due to an increase in snow removal and maintenance service. The increase in real estate tax expense occurred at the Smythe Stores and is due to an increase in the property's assessed value. The increase in leasing commissions is due to an increase in the turnover of apartment units at the Third Quarter Apartments.

              Interest expense decreased $121 from $133,605 in the first quarter of 2002 to $133,484 in the same period in 2003.

               Losses  incurred  during  the  first  quarter  at   the
Registrant's three properties were approximately $141,000 compared to a loss of approximately $132,000 for the same period in 2002.

              In the first quarter of 2003, Registrant incurred a loss of $52,000 at the the Smythe Stores Condominium complex including $6,000 of depreciation expense, compared to a loss of $51,000 in the first quarter of 2002, including $7,000 of depreciation expense. The increase in loss is due to an increase in real estate tax expense, partially offset by an increase in rental income. The increase in real estate tax expense is due to an increase in the property's assessed value. The increase in rental income is due to an increase in average rental rates.

              On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

              In the first quarter of 2003, Registrant incurred a loss
of $47,000 at the Third Quarter Apartments, including $20,000 of depreciation expense, compared to a loss of $47,000 including $19,000 of depreciation expense in the first quarter of 2002. In the first quarter of 2003, maintenance expense and leasing commissions increased, partially offset by an increase in rental income. The increase in maintenance is due to an increase in snow removal and maintenance service. The increase in the leasing commissions is due to an increase in the turnover of apartment units. The increase in rental income is due to an increase in average occupancy (93% to 97%).

              In the first quarter of 2003, Registrant incurred a loss of $42,000 at Wistar Alley, including $23,000 of depreciation expense, compared to a loss of $34,000 including $23,000 of depreciation expense in the first quarter of 2002. The increase in loss is due to a decrease in rental income and an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (98% to 97%). The increase in maintenance expense is due to an increase in snow removal, non contract cleaning service and roof repairs.



Item 4.    Controls and Procedures

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

                    DIVERSIFIED HISTORIC INVESTORS
                (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                              March 31, 2003   December 31, 2002
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $  299,612         $  299,612
 Buildings and improvements      4,506,943          4,506,943
 Furniture and fixtures            189,951            184,990
                                ----------         ----------
                                 4,996,506          4,991,545
Less - accumulated depreciation (3,359,342)        (3,310,439)
                                ----------         ----------
                                 1,637,164          1,681,106
Cash and cash equivalents           11,896             13,077
Restricted cash                     65,866            100,176
Accounts receivable                  8,815              8,995
Other assets (net of accumulated
 amortization of $35,372 and
 $33,847)                            5,779              6,253
                                ----------         ----------
     Total                      $1,729,520         $1,809,607
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,146,354         $5,146,354
Accounts payable:
 Trade                             424,685            407,473
 Related parties                   555,860            546,784
Interest payable                 1,445,595          1,392,512
Accrued liabilities                 10,471              8,063
Tenant security deposits            51,715             50,095
                                ----------         ----------
     Total liabilities           7,634,680          7,551,281
Partners' deficit               (5,905,160)        (5,741,672)
                                ----------         ----------
      Total                     $1,729,520         $1,809,609
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                     Three months ended
                                          March 31,
                                    2003            2002
                                    ----            ----
Revenues:
 Rental income                    $144,162       $139,812
 Interest income                       284            282
                                  --------       --------
     Total revenues                144,446        140,094
                                  --------       --------

Costs and expenses:
 Rental operations                 125,072         98,503
 Interest                          133,484        133,605
 Depreciation and amortization      49,378         48,667
                                  --------       --------
     Total costs and expenses      307,934        280,775
                                  --------       --------
Net income (loss)                ($163,488)     ($140,681)
                                  ========       ========

Net loss per limited
 partnership unit                ($  13.94)     ($  12.00)
                                  ========       ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)


                                          Three months ended
                                               March 31,
                                            2003       2002
                                            ----       ----
Cash flows from operating activities:
 Net loss                               ($163,488)  ($140,681)
 Adjustments to reconcile net loss
   cash used in operating activities:
    Depreciation and amortization          49,378      48,666
    Changes in assets and liabilities:
     Decrease in restricted cash           34,310      26,372
     Decrease (increase) in accounts
      receivable                              181      (2,333)
     Increase in other assets                   0      (5,082)
     Increase (decrease) in accounts
      payable -  trade                     17,212      (3,237)
     Increase in accounts payable  -
      related parties                       9,076       9,075
     Increase in interest payable          53,083      53,029
     Increase in accrued liabilities        2,408         558
     Increase  in  tenant  security
        deposits                            1,620       4,895
                                         --------    --------
Net cash  provided by (used in)
 operating activities                       3,780      (8,738)
                                         --------    --------
Net cash used in investing activities:
 Capital expenditures                      (4,961)          0
                                         --------    --------
Net cash used in investing activities      (4,961)          0
                                         --------    --------
Decrease in cash and cash equivalents      (1,181)     (8,738)
Cash and cash equivalents at
 beginning of period                       13,077      12,266
                                         --------    --------
Cash  and cash equivalents at end  of
 period                                  $ 11,896    $  3,528
                                         ========    ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K and notes thereto of the Registrant for the year ended December 31, 2002.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENT

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

          (b)   Reports on Form 8-K:

           No reports were filed on Form 8-K during the quarter ended March 31, 2003.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 12, 2004        DIVERSIFIED HISTORIC INVESTORS
       ----------------
                               By: Diversified Historic Advisors,
                                   General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER,
                                           President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Diversified Historic Investors I;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

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



Date:  January 12, 2004                        /s/ Spencer Wertheimer
       ----------------                       -----------------------
                                       Name:  Spencer Wertheimer
                                      Title:  President (principal
                                               executive officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.


Date:  January 12, 2004                        /s/ Spencer Wertheimer
       ----------------                       -----------------------
                                       Name:  Spencer Wertheimer
                                      Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors I on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  January 12, 2004                        /s/ Spencer Wertheimer
       ----------------                       -----------------------
                                       Name:  Spencer Wertheimer
                                      Title:  President (principal
                                               executive officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.


Date:  January 12, 2004                        /s/ Spencer Wertheimer
       ----------------                       -----------------------
                                       Name:  Spencer Wertheimer
                                      Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.