Form 10-Q
period 2003-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2004-01-15
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited)
        Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

             As of June 30, 2003, Registrant had cash of approximately $9,915. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2003, Registrant had restricted cash of $78,444 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

(3)       Results of Operations

              During the second quarter of 2003, Registrant incurred a net loss of $98,763 ($8.42 per limited partnership unit) compared to a net loss of $101,770 ($8.68 per limited partnership unit) for the same period in 2002. For the first six months of 2003, the Registrant incurred a net loss of $262,251 ($22.36 per limited partnership unit) compared to a net loss of $242,452 ($20.67 per limited partnership unit) for the same period in 2002.

              Rental income decreased $2,108 from $145,316 in the second quarter of 2002 to $143,208 in the same period in 2003. The decrease in rental income is due to a decrease in average occupancy at Wistar Alley (98% to 95%).

              Rental income increased $2,242 from $285,128 for the first six months of 2002 to $287,370 for the same period in 2003. The increase in rental income is due to an increase in average rental rates at the Third Quarter Apartments and Smythe Stores, partially offset by a decrease in rental income at Wistar Alley due to a decrease in average occupancy (98% to 96%).

              Rental operations expense decreased $4,897 from $65,408 during the second quarter of 2002 to $60,511 in the same period of 2003. The decrease in rental operations expense from the second quarter 2002 to the same period in 2003 is due to a decrease in miscellaneous operating expense and leasing commissions. The decrease in miscellaneous operating expense is due to a decrease in bank service charges and Visa/MC/ MAC charges at the Third Quarter Apartments combined with a decrease in bank service charges and telephone and answering service charges at Wistar Alley. The decrease in leasing commissions is due to a decrease in turnover of apartment units at Smythe Stores.

             Rental operations expense increased $21,672 from $163,911 during the first six months of 2002 to $185,583 in the same period of 2003. The increase in rental operations expense from the first six months of 2002 to the same period in 2003 is due to an increase in maintenance expense, partially offset by a decrease in miscellaneous operating expense. The increase in maintenance expense is due to an increase in snow removal and maintenance service at the Third Quarter Apartments and Wistar Alley. The decrease in miscellaneous operating expense is due to a decrease in bank service charges and Visa/MC/ MAC charges at the Third Quarter Apartments combined with a decrease in bank service charges and telephone and answering service charges at Wistar Alley.

              Interest expense decreased $931 from $133,206 in the second quarter of 2002 to $132,275 in the same period in 2003 and decreased $1,051 from $266,811 for the first six months of 2002 to $265,760 for the same period in 2003.

              The loss incurred during the second quarter at the Registrant's properties was approximately $90,000, compared to a net loss of approximately $93,000 for the same period in 2002. For the first six months of 2003, the Registrant's properties incurred a net loss of approximately $230,000 compared to a net loss of approximately $224,000 for the same period in 2002.

             In the second quarter of 2003, Registrant incurred a loss
of  $48,000 at the Smythe Stores Condominium complex including  $6,000 of depreciation expense, compared to a loss of $51,000 in the second quarter of 2002, including $7,000 of depreciation expense. In the first six months of 2003, Registrant incurred a loss of $100,000 including $13,000 of depreciation expense, compared to a loss of $101,000 including $13,000 of depreciation expense for the same period in 2002. The decrease in loss from the second quarter and the first six months of 2002 compared to the same periods in 2003 is due to an increase in rental income, combined with a decrease in leasing commissions. The increase in rental income is due to an increase in average rental rates. The decrease in leasing commissions is due to the decrease in turnover of apartment units.

              On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

             In the second quarter of 2003, Registrant incurred a loss of $29,000 at the Third Quarter Apartments, including $20,000 of depreciation expense, compared a loss of $29,000 including $19,000 of depreciation expense in the second quarter of 2002. For the first six months of 2003, Registrant incurred a loss of $76,000, including $39,000 of depreciation expense compared to a loss of $76,000 including $38,000 of depreciation expense for the first six months of 2002. In the second quarter and the first six months of 2002 compared to the same periods in 2003 is an increase in maintenance expense and utilities expense, partially offset by an increase rental income. The increase in maintenance expense is due to an increase in snow removal and maintenance service. The increase in utilities expense is due to an increase in water and sewer charges. The increase in rental income is due to an increase in average monthly rental rates.

             In the second quarter of 2003, Registrant incurred a loss of $13,000 at Wistar Alley, including $23,000 of depreciation expense, compared to the same loss of $13,000, including $23,000 of depreciation expense, in the second quarter of 2002. In the second quarter of 2002 compared to the same period in 2003 is a decrease in rental income combined with a decrease in miscellaneous operating expense. The decrease in rental income is due to a decrease in average occupancy (98% to 95%). The decrease in miscellaneous operating expense is due to a decrease in bank service charges and telephone and answering service charges.
               For the first six months of 2003, Registrant incurred a
loss  of  $54,000  at Wistar Alley, including $46,000 of  depreciation
expense,  compared  to  a  loss  of  $47,000,  including  $45,000   of
depreciation expense, for the same period in 2002. The increase in loss from the first six months of 2002 to the same period in 2003 is due to a decrease in rental income and an increase in maintenance expense and utilities expense, partially offset by a decrease in miscellaneous operating expense. Rental income decreased due to a decrease in average occupancy (98% to 96%). The increase in maintenance expense is due to an increase in snow removal and roof repairs. The increase in utilities expense is due to an increase in electricity, water and sewer charges. The decrease in miscellaneous operating expense is due to a decrease in bank service charges and telephone and answering service charges.


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

                    DIVERSIFIED HISTORIC INVESTORS
                (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets

                               June 30, 2003   December 31, 2002
                               -------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $  299,612         $  299,612
 Buildings and improvements      4,506,943          4,506,943
 Furniture and fixtures            195,085            184,990
                                ----------         ----------
                                 5,001,640          4,991,545

Less - accumulated depreciation (3,408,245)        (3,310,439)
                                ----------         ----------
                                 1,593,395          1,681,106
Cash and cash equivalents            9,915             13,078
Restricted cash                     78,444            100,176
Accounts receivable                  7,259              8,996
Other assets (net of
 accumulated amortization of
 $36,321 and $34,158)               23,397              6,253
                                ----------         ----------
     Total                      $1,712,410         $1,809,609
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,146,354         $5,146,354
 Accounts payable:
  Trade                            442,801            407,473
  Related parties                  565,037            546,784
Interest payable                 1,502,518          1,392,512
Tenant security deposits            51,800             50,095
Other liabilities                    7,823              8,063
                                ----------         ----------
     Total liabilities           7,716,333          7,551,281
Partners' deficit               (6,003,923)        (5,741,672)
                                ----------         ----------
     Total                      $1,712,410         $1,809,609
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                          Three months              Six months
                         ended June 30,           ended June 30,
                        2003        2002         2003       2002
                        ----        ----         ----       ----
Revenues:
 Rental income       $143,208    $145,316     $287,370    $285,128
 Interest income          194         194          477         475
                     --------    --------     --------    --------
  Total revenues      143,402     145,510      287,847     285,603
                     --------    --------     --------    --------
Costs and expenses:
 Rental operations     60,511      65,408      185,583     163,911
  Interest            132,276     133,206      265,760     266,811
  Depreciation and
   amortization        49,378      48,666       98,755      97,333
                     --------    --------     --------    --------
  Total costs and
   expenses           242,165     247,280      550,098     528,055
                     --------    --------     --------    --------
Net loss            ($ 98,763)  ($101,770)   ($262,251)  ($242,452)
                     ========    ========     ========    ========
Net loss per
 limited
 partnership unit:  ($   8.42)  ($   8.68)   ($  22.36)  ($  20.67)
                     ========    ========     ========    ========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)


                                            Six months ended
                                                June 30,
                                            2003       2002
                                            ----       ----
Cash flows from operating activities:
 Net loss                               ($262,251)  ($242,452)
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization            98,755      97,333
  Changes in assets and liabilities:
  Decrease in restricted cash              21,731       2,719
  Decrease in accounts receivable           1,737       4,427
  Increase in other assets                (18,092)     (5,082)
  Increase (decrease) in accounts
   payable - trade                         35,328        (224)
  Increase in accounts payable -
   related parties                         18,253       18,253
  Increase in interest payable            110,007      106,956
  (Decrease) increase in accrued
   liabilities                               (240)       1,432
  Increase in tenant security deposits      1,705        9,005
                                         --------     --------
Net cash provided by (used in)
 operating activities                       6,933       (7,633)
                                         --------     --------
Net cash used in investing activities:
 Capital expenditures                     (10,095)           0
                                         --------     --------
Net cash used in investing activities     (10,095)           0
                                         --------     --------
Decrease in cash and cash equivalents      (3,162)      (7,633)
Cash and cash equivalents at
 beginning of period                       13,077       12,266
                                         --------     --------
Cash and cash equivalents at end of
 period                                  $  9,915     $  4,633
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

           (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2003.

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

Date:  January 12, 2004        DIVERSIFIED HISTORIC INVESTORS
       ----------------
                               By: Diversified Historic Advisors,
                                   General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER,
                                           President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2003  of  Diversified   Historic
 Investors I;

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
                                       Name:  Spencer Wertheimer
                                      Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors I on Form 10-Q for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.


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