Form 10-Q
period 2003-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2004-01-15
CIK 745143

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2003
                               ----------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2003 and 2002 (unaudited)
        Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 2003 and 2002 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

(1)  Liquidity

              As of September 30, 2003, Registrant had cash of approximately $8,955. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2003, Registrant had restricted cash of $87,506 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2003, Registrant incurred  a
net loss of $100,999 ($8.61 per limited partnership unit) compared to a net loss of $103,554 ($8.83 per limited partnership unit) for the same period in 2002. For the first nine months of 2003, the Registrant incurred a net loss of $363,250 ($30.98 per limited partnership unit) compared to a net loss of $346,006 ($29.51 per limited partnership unit) for the same period in 2002.

             Rental income increased $1,591 from $140,910 in the third quarter of 2002 to $142,501 in the same period in 2003 and for the first nine months of 2002 increased $3,834 from $426,037 for the first nine months of 2002 to $429,871 for the same period in 2003. The increase in rental income from both the third quarter and the first nine months of 2002 to the same periods in 2003 is due to an increase in average rental rates at the Smythe Stores and an increase in average occupancy at the Third Quarter Apartments (96% to 98%), partially offset by a decrease in average occupancy at Wistar Alley (97% to 96%).

               Rental operations expense increased $5,385 from $57,001
in the third quarter of 2002 to $62,386 in the same period in 2003 and for the first nine months increased $27,057 from $220,912 during the first nine months of 2002 to $247,969 for the same period in 2003. The increase in rental operations expense from both the third quarter and the first nine months of 2002 to the same periods in 2003 is due to an increase in maintenance expense and utilities expense, partially offset by a decrease in condominium fees. The increase in maintenance expense is due to an increase in maintenance service and maintenance supplies at the Third Quarter Apartments and an increase in maintenance services and roof repairs at Wistar Alley. The increase in utilities expense is due to an increase in water and sewer charges at the Third Quarter Apartments and an increase in electric, water, and sewer charges at Wistar Alley. The decrease in condominium fees is due to the write off of unpaid fees from prior years.

              Interest expense decreased $801 from $132,844 in the third quarter of 2002 to $132,043 in the same period in 2003 and decreased $1,853 from $399,655 for the first nine months of 2002 to $397,802 for the same period in 2003.

               Losses incurred during the third quarter at the Registrant's three properties were approximately $92,000, compared to a loss of approximately $93,000 for the same period in 2002. For the first nine months of 2003 the Registrant's three properties incurred a net loss of approximately $322,000 compared to a net loss of approximately $318,000 for the same period in 2002.

           In the third quarter of 2003, Registrant incurred a loss of $44,000 at the Smythe Stores condominium complex including $6,000 of depreciation expense, compared to a loss of $48,000, including $7,000 of depreciation expense, in the third quarter of 2002. In the first nine months of 2003, Registrant incurred a loss of $144,000, including $19,000 of depreciation expense, compared to a loss of $150,000, including $20,000 of depreciation expense, for the same period in 2002. The decrease in loss from both the third quarter and the first nine months of 2002 to the same periods in 2003 is due to an increase in rental income and a decrease in condominium fees, partially offset by an increase in accounting expense. The increase in rental income is due to an increase in average rental rates. The decrease in condominium fees is due to the write off of unpaid fees from prior years. Accounting fees increased due to fees paid in advance for accounting services.

              On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

              In the third quarter of 2003, Registrant incurred a loss of $29,000 at the Third Quarter Apartments, including $20,000 of depreciation and amortization expense, compared to a loss of $26,000, including $21,000 of depreciation and amortization expense, in the third quarter of 2002. For the first nine months of 2003, Registrant incurred a loss of $105,000 including $59,000 of depreciation and amortization expense, compared to a loss of $102,000 including $59,000 in depreciation and amortization expense for the same period in 2002. The increase in loss from both the third quarter and the first nine months of 2002 to the same periods in 2003 is due to an increase in maintenance expense and utilities expense, partially offset by an increase in rental income and a decrease in interest expense. The increase in maintenance expense is due to an increase in maintenance service and supplies. The increase in utilities expense is due to an increase in water and sewer charges. The increase in rental income is due to an increase in average occupancy (96% to 98%).

              In the third quarter of 2003, Registrant incurred a loss of $18,000 at Wistar Alley, including $23,000 of depreciation and amortization expense, compared to a loss of $19,000, including $23,000 of depreciation and amortization expense in the third quarter of 2002. The decrease in loss from the third quarter of 2002 to the same period in 2003 is due to a decrease in leasing commissions. The decrease in leasing commissions is due to a decrease in turnover of apartment units.

              For the first nine months of 2003, Registrant incurred a loss of $73,000 at Wistar Alley, including $70,000 of depreciation and amortization expense, compared to a loss of $66,000, including $68,000 of depreciation and amortization expense for the same period in 2002. The increase in loss from the first nine months of 2002 to the same period in 2003 is due to decrease in rental income and an increase in maintenance expense and utilities expense. The decrease in rental income is due to a decrease in average occupancy (97% to 96%). The increase in maintenance expense is due to an increase in maintenance service and roof repairs. The increase in utilities expense is due to an increase in electric, water, and sewer charges.


Item 4.    Control and Procedures

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

                    DIVERSIFIED HISTORIC INVESTORS
                (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

                             Assets

                          September 30, 2003   December 31, 2002
                          ------------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $  299,612         $  299,612
 Buildings and improvements      4,506,943          4,506,943
 Furniture and fixtures            200,367            184,990
                                ----------         ----------
                                 5,006,922          4,991,545
Less - accumulated depreciation (3,457,148)        (3,310,439)
                                ----------         ----------
                                 1,549,774          1,681,106
Cash and cash equivalents            8,955             13,078
Restricted cash                     87,506            100,176
Accounts receivable                  6,499              8,996
Other assets (net of
 amortization of
 $36,796 and $35,372)               22,922              6,253
                                ----------         ----------
     Total                      $1,675,656         $1,809,609
                                ==========         ==========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $5,146,354         $5,146,354
 Accounts payable:
  Trade                            442,847            407,473
  Related parties                  574,315            546,784
Interest payable                 1,556,983          1,392,512
Tenant security deposits            51,195             50,095
Other liabilities                    8,884              8,063
                                ----------         ----------
     Total liabilities           7,780,578          7,551,281
Partners' deficit               (6,104,922)        (5,741,672)
                                ----------         ----------
     Total                      $1,675,656         $1,809,609
                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months             Nine months
                         ended September 30,     ended September 30,
                          2003        2002         2003        2002
                          ----        ----         ----        ----
Revenues:
 Rental income        $142,501   $140,910       $429,871    $426,037
 Interest income           426        485            903         961
                      --------   --------       --------    --------
  Total revenues       142,927    141,395        430,774     426,998
                      --------   --------       --------    --------
Costs and expenses:
 Rental operations      62,386     57,001        247,969     220,912
 Interest              132,043    132,844        397,802     399,655
 Bad debt expense          120      4,825            120       4,825
 Depreciation and
  amortization          49,377     50,279        148,133     147,612
                      --------   --------       --------    --------
 Total costs and
  expenses             243,926    244,949        794,024     773,004
                      --------   --------       --------    --------
  Net loss           ($100,999) ($103,554)     ($363,250)  ($346,006)
                      ========   ========       ========    ========

Net loss per limited
 partnership unit    ($   8.61) ($   8.83)     ($  30.98)  ($  29.51)
                      ========   ========       ========    ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                            Nine months ended
                                              September 30,
                                           2003           2002
                                           ----           ----
Cash flows from operating activities:
  Net loss                              ($363,250)     ($346,006)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization            148,133        147,612
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash   12,671         (5,415)
  Decrease in accounts receivable           2,497          2,125
  Increase in other assets                (18,093)        (5,082)
  Increase in accounts payable - trade     35,374         47,288
  Increase (decrease) in accounts
   payable - related parties               27,531        (16,293)
  Increase in interest payable            164,471        160,073
  Increase in accrued liabilities             821          3,033
  Increase in tenant security deposits      1,100          4,585
                                         --------       --------
Net cash provided by (used in)
 operating activities                      11,255         (8,080)
                                         --------       --------
Net cash used in investing activities:
 Capital expenditures                     (15,377)             0
                                         --------       --------
Net cash used in investing activities     (15,377)             0
                                         --------       --------
Decrease in cash and cash equivalents      (4,122)        (8,080)
Cash and cash equivalents at beginning
 of period                                 13,077         12,266
                                         --------       --------
Cash and cash equivalents at end of
period                                   $  8,955       $  4,186
                                         ========       ========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

          (b) Reports on Form 8-K:
              No reports were filed on Form 8-K during the quarter ended September 30, 2003.

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

Date:  January 12, 2004        DIVERSIFIED HISTORIC INVESTORS
       ----------------
                               By: Diversified Historic Advisors,
                                   General Partner

                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER,
                                           President and Treasurer

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003 of Diversified Historic Investors I;

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
                                       Name:  Spencer Wertheimer
                                      Title:  Treasurer (principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors I on Form 10-Q for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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