Form 10-K
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2005-08-31
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2003
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                  0-14934
                       -----------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2312037
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 11,609.6 Units
                                                            ------------

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes          No   X
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2003. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2003 containing "unaudited" consolidated financial statements.

On July 11th, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27th, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2003, contained throughout this annual report as "unaudited" and have furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

               Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law. As of
December 31, 2003, Registrant had outstanding 11,609.6 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Six properties have been lost through foreclosure. See Item 2. Properties, for a description thereof. It currently owns two properties. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

              Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax
credit.   Each of the two properties currently owned by the Registrant is held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2003, Registrant owned two properties located in Pennsylvania. The two properties contain 34 apartment units and 6,200 square feet ("sf") of commercial space. As of December 31, 2003, 28 of the apartment units were under lease at monthly rental rates ranging from $875 to $1,620. All of the commercial space was under lease at annual rates ranging from $7.35 to $15.90 per square foot. Rental of the apartments and commercial space is not expected to be seasonal. For further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general
competitive conditions of the residential and commercial real estate industries. The properties currently owned by the Registrant are located in the Old City Historic District in Philadelphia, Pennsylvania in which there are several similar historically certified rehabilitated buildings. The Registrant's main competitor in this market is Historic Landmarks for Living, which owns several similar residential buildings in the District. The District has recently re-emerged as a popular place to live for young professionals and has created a demand for the apartment units owned by the Registrant.

              Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., hereafter known as "BCMI", a real estate management firm.

            d.   Financial  Information  About  Foreign  and  Domestic
Operations
             and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.   Properties
          ----------

             As of the date hereof, Registrant owned two properties or interests therein. A summary description of each property held at December 31, 2003 is given below.

           a. The Third Quarter Apartments - consists of 16 apartments and 1,000 square feet of commercial space located in the District at 47 North Third Street Philadelphia, Pennsylvania. In November 1984, the Registrant acquired the building and is the 100% equity owner of the property. The property was acquired and rehabilitated for $1,725,000 ($102 per sf), funded by an equity contribution and two mortgage loans of $860,000 and $140,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1999 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $6,833 per month. The property made payments of at least the minimum in order to keep the loan current. In December of 2001, the loan was sold. The terms of the loan were modified to include the addition of $112,672 of accrued and unpaid interest to the principal balance. The first mortgage has a principal balance at December 31, 2003 of $1,329,979 and bears interest at 12%. Notice of default has been received from the lender as the due date of the loan has passed. The second note has a principal balance of $138,444, bears interest at 15%, and was due in 1992. In 1991, the Registrant stopped making scheduled mortgage payments. No notice of default has yet been received from the lender.

              The Third Quarter Apartments is managed by BCMI. As of December 31, 2003, 15 units were under lease (94%) at monthly rental rates ranging from $830 to $1,620 and one commercial unit, which has 1,000 square feet of commercial space was under lease (100%) at an annual rental rate of $15.90 per square foot. All residential leases are renewable, one-year leases. The residential occupancy at year end for the previous four years was 100% for 2002, 88% for 2001, 100% for 2000, and 100% for 1999. The monthly rental range at the end of the previous four years was $810 to $1,595 for 2002, $795 to $1,550 for
2001,  $715  to  $1,285 for 2000, and $675 to $1,200  for  1999.   The
occupancy for the commercial space at the end of the previous four years has been 100%. The range for annual rent was $14.70 per sf for
2002,  $14.70 per sf for 2001, $13.50 per sf for 2000, and $11.16  per
sf for 1999. The commercial lease at Third Quarter expires in December 2004. For tax purposes, this property has a federal tax basis of $1,796,602 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $20,230 which is based on an assessed value of $244,800 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Wistar Alley - located in the District at 30-32 North Third Street, in Philadelphia, Pennsylvania, consists of two adjoining buildings, which contain 18 residential units and 5,187 sf of commercial space. The Registrant acquired the buildings in December 1984 and is the 100% equity owner of the property. The property was acquired and rehabilitated for $2,230,000 ($101 per sf), funded by an equity contribution and three mortgage loans aggregating $1,400,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest to the principal balance, changing the due date to October 1998 and revising the payment terms. In October 1998, the due date was extended to October 2003. The new payment terms required monthly payments of interest equal to net operating income, with a minimum of $9,000 per month. The property made payments of at least the minimum amount in order to keep the loan current. In December of 2001, the loan was sold. The first mortgage has a principal balance at December 31, 2003 of $1,554,817 and bears interest at 2 1/2% over the Federal Home Bank Board Cost of Funds Index with a maximum of 14 1/2% and a minimum of 8 1/2%. The rate was 8 1/2% at December 31, 2003. Notice of default has been received from the lender as the due date of the loan has passed. The second note has a principal balance at December 31, 2003 of $380,114 and bears interest at 15%. Both principal and interest are due at the earlier of the sale of the property or the year 2009.

              Wistar Alley is managed by BCMI. As of December 31, 2003, 13 residential units were under lease (72%) at monthly rents ranging from $875 to $1,500 and 5,200 square feet of commercial space was under lease (100%) at annual rental rate of $7.35 per sf. All residential leases are renewable, one-year leases. The residential occupancy at the end of the previous four years was 100%. The monthly rental range at the end of the previous four years was $840 to $1,625 in 2002, $840 to $1,625 in 2001, $785 to $1,450 for 2000, and $740 to
$1,350 for 1999. The commercial occupancy at the end of each of the previous four years was 100%. The average annual rental rate at the end of the previous four years was $10.00 to $11.67 per sf in 2002, $10.00 to $11.67 per sf in 2001, $7.07 to $11.33 per sf in 2000, and
$7.07 to $11.00 per sf in 1999. The two commercial leases expire in June of 2003 and May of 2007.

              For tax purposes, this property has federal tax basis of $2,134,400 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $24,740 which is based on an assessed value of $302,400 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              On October 3, 2003 the remaining Smythe Store units were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt which is the difference between the debt of the property and the fair market value of the assets.


Item 3.   Legal Proceedings
          -----------------

              To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              No matter was submitted during the fiscal years covered by this report to a vote of security holders.


                                PART II
                                -------

Item 5.      Market   for  Registrant's  Common  Equity  and   Related
             Stockholder Matters
             ---------------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the Units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 25 Units of record were sold or exchanged in 2003.

           b. As of December 31, 2003, there were 1,238 record holders of Units.

           c. Registrant did not declare any cash dividends in 2003 or 2002.


Item 6.   Selected Financial Data
          -----------------------

              The following selected financial data are for the five years ended December 31, 2003. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2003        2002        2001        2000        1999
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income  $   568,270  $  572,435  $  537,373  $  493,215  $  494,852
Interest income      1,225       1,836       1,425       1,349       1,557
Net (loss)
 income          1,523,510    (437,304)   (244,012)    (22,275)    396,475
Net (loss)
 income per
 unit               129.92      (37.29)     (20.81)      (1.90)      33.81
Total assets
 (net of  depreciation
 and
 amortization)   1,442,732   1,809,609   1,975,797   2,209,406   2,491,417
Debt
 obligations     3,403,354   5,146,354   5,146,354   5,045,411   4,586,076

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

     (1)     Liquidity

              At December 31, 2003, Registrant had cash of $6,474. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2003, Registrant had restricted cash of $78,679 consisting primarily of funds held as security deposits and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years the Registrant has realized significant losses, including the foreclosure of six properties due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place on each of its remaining properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter, or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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

     (3)     Results of Operations

               During 2003, Registrant recognized net income of $1,523,510 ($129.92 per limited partnership unit) compared to a net loss of $437,304 ($37.29 per limited partnership unit) in 2002, and a net loss of $244,012 ($20.81 per limited partnership unit) in 2001. Included in net income for 2003 is an extraordinary gain on the extinguishment of debt of $1,929,755. Included in the net loss for 2001 is a gain on sale of $27,811 and an extraordinary gain on the extinguishment of debt of $214,985.

             Rental income was $549,758 in 2003, $572,435 in 2002, and
$537,373 in 2001. Rental income decreased from 2002 to 2003 due to the foreclosure of the Smythe Stores units and a decrease in average occupancy at Wistar Alley (97% to 89%), partially offset by an increase in average rental rates at Third Quarter. Rental income increased from 2001 to 2002 due to an increase in average occupancy at Smythe Stores (97% to 99%) and the Third Quarter Apartments (94% to 97%) and an increase in average rental rates at Wistar Alley from $840 to $1,450 in 2001 to $875 to $1,625 during 2002.

              Rental operations expense was $296,903 in 2003, $272,614
in 2002, and $309,362 in 2001. The increase in rental operations expense from 2002 to 2003 is due to an increase in maintenance expense and utilities expense at Wistar Alley and Third Quarter. The increase in maintenance expense at Wistar Alley is due to non contracted HVAC service and cleaning service. The increase in maintenance expense at Third Quarter is due to an increase in maintenance service and non contracted cleaning service. The increase in utilities expense at Wistar Alley is due to an increase in electricity, water and sewer charges. The increase in utilities charges at Third Quarter is due to the increase in water and sewer charges. The decrease in rental operations expense from 2001 to 2002 is due to a decrease in maintenance expense partially offset by an increase in insurance expense at the Registrants three properties. The decrease in maintenance expense at Third Quarter is due to a decrease in apartment preparation expenses and maintenance billings. The decrease in maintenance expense at Wistar Alley is due to a decrease in apartment preparation expenses, contract cleaning services and maintenance billings. The decrease in maintenance expense at Smythe Stores is due to a decrease in HVAC repairs. The increase in insurance expense at the Registrants three properties is due to the increase in policy premiums. The increase from 2000 to 2001 is due to an increase in rental operations expense at Third Quarter, partially offset by a decrease in tax expense at Smythe Stores.

              Interest expense was $479,082 in 2003, $535,630 in 2002,
and $518,788 in 2001. The decrease in interest expense from 2002 to 2003 is due to the foreclosure of Smythe Stores. The increase in interest expense from 2001 to 2002 is due to an increase in principal balance upon which the interest expense is calculated on the first mortgage notes held at Third Quarter and Wistar Alley. The increase in the principal balance is due to additions made on the mortgages in December of 2001. The additions were used to pay various management expenses related to the sale of the mortgages in December of 2001.

              In 2003, income of approximately $307,000 was recognized at the Registrant's three properties compared to a loss of approximately $386,891 in 2002 and a loss of approximately $193,345 in 2001. Included in the income for 2003 is the extraordinary gain on the extinguishment of debt of $1,929,755. Included in the loss for 2001 is a gain due to the sale of a unit of approximately $28,000 and an extraordinary gain of $215,000 due to the extinguishment of debt. A discussion of property operations/activities follows:

             In 2003, Registrant recognized an income of approximately
$513,000 at the Smythe Stores Condominium complex including $19,000 of depreciation expense, compared to a loss of approximately $197,000 including $26,000 of depreciation expense in 2002, compared to income of $26,000 including $30,000 of depreciation expense in 2001. Included in the income for 2003 is the extraordinary gain on the extinguishment of debt due to the foreclosure of the property. Included in income for 2001 are a gain and an extraordinary gain of $28,000 and $215,000, respectively. The gain is related to the sale of a condominium unit and the extraordinary gain is for the extinguishment of debt related to that sale. The extraordinary gain represents the excess of the debt extinguished by the foreclosure or sale of the condominium units over the fair market value of the units. Exclusive of the gains, the property would have incurred a loss of approximately $217,000 for 2001. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (97% to 99%). The decrease in rental operations expense is due to a decrease in maintenance expense and real estate tax expense, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in HVAC repairs. The decrease in real estate tax expense is due to the sale of a condominium unit during the second quarter of 2001. The increase in insurance expense is due to an increase in policy premiums.

              On  June  30,  1992 DHP, Inc. assigned to  D,  LTD  (its
parent) a note receivable from the Registrant in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2002 and 2003. Payments on the judgment are to be made from available cash flow from any of the three properties and before any distribution can be made to the Registrant's limited partners. The balance of the note at December 31, 2003 was $105,685.

              On October 2, 2003, the Smythe Stores condominium units were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755 which is the difference between the debt of the property and the fair market value of the assets.

              In  2003, Registrant incurred a loss of $113,000 at  the
Third Quarter Apartments, including $80,000 of depreciation and amortization expense, compared to a loss of $118,000 during 2002, including $80,000 of depreciation and amortization expense, compared to a loss of $148,000 including $77,000 of depreciation and amortization expense in 2001. The decrease in loss from 2002 to 2003 is due to an increase in rental income, partially offset by an increase in maintenance expense and utilities expense. The increase in rental income is due to an increase in average rental rates. The increase in maintenance expense is due to an increase in maintenance service and non contracted cleaning service. The increase in utilities expense is due to an increase in water and sewer charges. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average occupancy (94% to 97%) and the decrease in rental operations expense is due to a decrease in maintenance expense and leasing commissions, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in apartment preparation expenses and maintenance billings. The decrease in leasing commissions is due to a decrease in the turnover of apartment units. The increase in insurance expense is due to an increase in policy premiums.

              In  2003,  Registrant incurred a loss  of  approximately
$93,000 at Wistar Alley including $95,000 of depreciation and amortization expense, compared to a loss of approximately $72,000 including $93,000 of depreciation and amortization expense in 2002, compared to a loss of $79,000 including $91,000 of depreciation and amortization expense in 2001. The increase in loss from 2002 to 2003 is due to a decrease in rental income and an increase in rental operations expense. The increase in rental income is due to the increase in average occupancy (89% to 97%). The increase in rental operations expense is due to an increase in maintenance expense and utilities expense. The increase in maintenance expense is due to an increase in non contracted HVAC service and cleaning service. The increase in utilities expense is due to an increase in electricity, water and sewer charges. The decrease in loss from 2001 to 2002 is due to an increase in rental income and a decrease in rental operations expense. The increase in rental income is due to an increase in average rental rates from $840 to $1,450 in 2001 to $875 to $1,625 during 2002. The decrease in rental operations expense is due to a decrease in maintenance expense, partially offset by an increase in insurance expense. The decrease in maintenance expense is due to a decrease in contract cleaning services. The increase in insurance expense is due to an increase in policy premiums.



Item7A.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------


                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                          Page
                                                            ----

 Report of Independent Certified Public Accountants          11

 Consolidated  Balance  Sheets at  December  31,  2003
 (unaudited) and 2002                                        12

 Consolidated Statements of Operations for  the  Years
  Ended December 31, 2003 (unaudited), 2002, and 2001        13

 Consolidated  Statements  of  Changes  in   Partners'
  Equity   for  the  Years  Ended  December  31,   2003
  (unaudited), 2002, and 2001                                14


 Consolidated Statements of Cash Flows for  the  Years
  Ended December 31, 2003 (unaudited)  , 2002, and 2001      15

 Notes to consolidated financial statements (Unaudited)    16-23


Financial statement schedules:

 Schedule   XI   -   Real   Estate   and   Accumulated
Depreciation (Unaudited)                                    25

 Notes to Schedule XI (Unaudited)                           26






All other schedules are omitted because they are not applicable or the required information is Shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------
                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Rental properties at cost:
 Land                                   $  294,000   $  299,612
 Buildings and improvements              3,899,165    4,506,943
 Furniture and fixtures                    202,374      184,990
                                        ----------   ----------
                                         4,395,539    4,991,545
  Less - accumulated depreciation       (3,061,970)  (3,310,439)
                                        ----------   ----------
                                         1,333,569    1,681,106
Cash and cash equivalents                    6,474       13,077
Restricted cash                             78,679      100,176
Accounts receivable                          2,559        8,996
Other assets (net of accumulated
 amortization of $38,305 and $35,372)       21,451        6,254
                                        ----------   ----------
          Total                         $1,442,732   $1,809,609
                                        ==========   ==========


                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                       $3,500,043   $5,146,354
 Accounts payable:
  Trade                                    388,662      407,473
  Related parties                          565,254      546,784
 Interest payable                        1,157,368    1,392,512
 Tenant security deposits                   39,950       50,095
 Other liabilities                           9,618        8,063
                                        ----------   ----------
          Total liabilities              5,660,895    7,551,281
Partners' deficit                       (4,218,163)  (5,741,672)
                                        ----------   ----------
          Total                         $1,442,732   $1,809,609
                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001

                                      2003         2002         2001
                                      ----         ----         ----
                                  (Unaudited)

Revenues:
 Rental income                    $  568,270   $  572,435   $  537,373
 Gain on sale                              0            0       27,811
 Interest income                       1,225        1,836        1,425
                                  ----------   ----------   ----------
          Total revenues             569,495      574,271      566,609
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                   296,903      272,614      309,362
 Bad debt                              5,780        4,825            0
 Interest                            479,082      535,630      518,788
 Depreciation and amortization       193,975      198,506      197,456
                                  ----------   ----------   ----------
          Total costs and
           expenses                  975,740    1,011,575    1,025,606
                                  ----------   ----------   ----------

Net loss before
 extraordinary item                 (406,245)    (437,304)    (458,997)
Extraordinary gain on
 extinguishment of debt            1,929,755            0      214,985
                                  ----------   ----------   ----------
Net income (loss)                 $1,523,510  ($  437,304) ($  244,012)
                                  ==========   ==========   ==========

Net loss per limited partnership
 unit:
 Income (loss) before
  extraordinary item             ($    34.64) ($    37.29) ($    39.14)
  Extraordinary gain                  164.56            0        18.33
                                  ----------   ----------   ----------

                                  $   129.92  ($    37.29) ($    20.81)
                                  ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      (1)      Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($142,469)   (4,917,887)   (5,060,356)
Net loss                             (2,440)     (241,572)     (244,012)
                                   --------    ----------    ----------
Balance at December 31, 2001       (144,909)   (5,159,459)   (5,304,368)
Net  loss                            (4,373)     (432,931)     (437,304)
                                   --------    ----------    ----------
Balance at December 31, 2002       (149,282)   (5,592,390)   (5,741,672)
Net income                           15,233     1,508,277     1,523,510
                                   --------    ----------    ----------
Balance at December 31, 2003
 (Unaudited)                      ($134,049)  ($4,084,113)  ($4,218,162)
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31,2003, 2002, and 2001.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                         2003       2002       2001
                                         ----       ----       ----
                                     (Unaudited)

Cash flows from operating
 activities:
 Net loss                           $1,523,510  ($437,304)  ($244,012)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Gain on sale of units                      0          0     (27,811)
  Gain on foreclosure of units      (1,865,172)         0           0
  Extraordinary gain on
   extinguishment of debt              (64,583)         0    (214,985)
  Depreciation and amortization        193,975    198,506     197,456
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                 21,497    (18,697)      2,184
  Decrease (increase) in accounts
   receivable                            6,437      3,235      (5,147)
  Increase in other assets             (18,131)    (5,082)          0
  Increase (decrease) in accounts
   payable - trade                      45,945     12,482    (214,447)
  Increase in accounts payable -
   related parties                      18,297     36,809      36,809
  Increase in interest payable         174,473    211,271     269,579
  (Decrease) increase in tenant
   security deposits                   (10,145)     5,355       2,632
  Increase (decrease) in other
   liabilities                           1,554      5,198      (5,907)
                                    ----------   --------    --------
   Net cash provided by (used in)
    operating activities                27,657     11,773    (203,649)
                                    ----------   --------    --------
Cash flows from investing activities:
 Proceeds from the sale of units             0          0     324,959
 Capital expenditures                  (34,260)   (10,962)    (39,652)
                                    ----------   --------    --------
    Net cash (used in) provided
     by investing activities           (34,260)   (10,962)    285,307
                                    ----------   --------    --------
Cash flows from financing
 activities:
 Repayment of borrowings                     0          0    (324,959)
 Borrowings under debt obligations           0          0     246,695
                                    ----------   --------    --------
    Net cash used in financing
     activities                              0          0     (78,264)
                                    ----------   --------    --------
(Decrease) increase in cash and
 cash equivalents                       (6,603)       811       3,394
Cash and cash equivalents at
 beginning of year                      13,077     12,266       8,872
                                    ----------   --------    --------
Cash and cash equivalents at
 end of year                        $    6,474   $ 13,077    $ 12,266
                                    ==========   ========    ========


Supplemental Disclosure of Cash
 Flow Information:
 Cash paid during the year
  for interest                      $ 267,800    $287,550    $481,979



The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
                     (a limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                           (Unaudited)


NOTE A - ORGANIZATION
---------------------

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

5.   Net Income or Loss Per Limited Partnership Unit

The  net income or loss per limited partnership unit is based  on
the   weighted  average  number  of  limited  partnership   units
outstanding during the period (11,609.6 in 2003, 2002, and 2001).

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


NOTE C - GOING CONCERN
----------------------

In recent years the Partnership has realized significant losses, including the foreclosure of six properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Partnership has first mortgages in place on each of its remaining properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore it is unlikely that any cash will be available to the Partnership to pay its general and administrative expenses, to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley.

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


NOTE D - PARTNERSHIP AGREEMENT
------------------------------

The significant terms of the amended and restated Agreement of Limited Partnership (the "Agreement"), as they relate to the financial statements, follow:

The Agreement provides that, beginning with the date of the admission of subscribers as limited partners, all distributable cash from operations (as defined) will be distributed 90% to the limited partners and 10% to the General Partner.

All distributable cash from sales or refinancing will be distributed to the limited partners in an amount equal to their Original Capital Contribution plus an amount equal to 6% of their Original Capital Contribution per annum on a cumulative basis less the sum of all prior distributions and, thereafter, after receipt by certain affiliates of the General Partner of their subordinated real estate commissions, the limited partners will receive 85% of cash from sales or refinancing.

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the Limited
Partners.


NOTE E - ACQUISITIONS
---------------------

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



NOTE F- DEBT OBLIGATIONS
------------------------

Debt obligations are as follows:
                                                  December 31,
                                               2003          2002
                                               ----          ----
                                           (Unaudited)
Mortgage loans, interest accrues at  12%,    $        0   $1,646,311
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,     1,329,979    1,329,979
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable       138,444      138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage loan, interest accrues at 2 1/2%     1,554,817    1,554,817
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%; therefore 8 1/2%  at
December 31, 2003 and 2002, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 11%;  payable       380,114      380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property [B]

Notes payable, interest at prime plus 1 1/2
(6.25%  at  December 31, 2002); principal
and interest due upon sale of the related
property;  collateralized by the  related
rental property[C]                                    0       96,689
                                             ----------   ----------
                                             $3,403,354   $5,146,354
                                             ==========   ==========


(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $259,583 at December 31, 2003, which includes $20,767 for each of 2003, 2002 and 2001.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $522,657 at December 31, 2003, which includes $41,813 for each of 2003, 2002 and 2001.

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $0 at December 31, 2003 which includes $0 in 2003, $6,053 in 2002 and $8,619 in 2001.

     Approximate  maturities of the mortgage loan obligations  at
     December  31, 2003 , for each of the succeeding  five  years are as follows:
                                   (Unaudited)
                 2004              $3,023,240
                 2005                       0
                 2006                       0
                 2007                       0
                 Thereafter           380,114
                                   ----------
                                   $3,403,354
                                   ==========


NOTE G - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2002 and 2001. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2003 is $105,685.


NOTE H - EXTRAORDINARY GAIN
---------------------------

During  2003,  the  remaining  three  Smythe  Store  units   were
foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of 1,929,755.

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


NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:

                                   For the Years Ended December 31,
                                    2003         2002        2001
                                    ----         ----        ----
                                (Unaudited)

Net income (loss) income book   $1,523,510  ($ 437,304) ($ 244,012)
Excess of book over tax
 depreciation                      (34,267)     50,357      40,254
Difference between book and tax
 basis of units sold               114,397           0      57,039
Other                                    0           0          (4)
                                ----------  ----------  ----------
Net income (loss) - tax         $1,603,640 ($  386,947)($  146,723)
                                ==========  ==========  ==========

Partners' deficit - book       ($4,218,162)($5,741,672)($5,304,368)
Costs of issuance                1,393,762   1,393,762   1,393,762
Cumulative tax under book loss    (329,215)   (409,345)   (459,702)
                                ----------  ----------  ----------

Partners' deficit - tax        ($3,153,615)($4,757,255)($4,370,308)
                                ==========  ==========  ==========


Note J - Quarterly Financial Data  - (Unaudited)
------------------------------------------------

     The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:



                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------

Revenues:
 Rental income    $  138,399   $142,501       $143,208   $144,162
 Interest income         321        426            194        284
                    --------   --------       --------   --------
  Total revenues     138,720    142,927        143,402    144,446
                    --------   --------       --------   --------
Costs and expenses:
 Rental operations    48,934     62,386         60,511    125,072
 Interest             81,279    132,043        132,276    133,484
 Bad Debt              5,660        120              0          0
 Depreciation and
  amortization        45,842     49,377         49,378     49,378
                  ----------   --------       --------   --------
  Total costs and
     expenses        181,715    243,926        242,165    307,934
                  ----------   --------       --------   --------
Net loss before
 extraordinary
 item                (42,995)  (100,999)       (98,763)  (163,488)
Extraordinary
 gain              1,929,755          0              0          0
                  ----------   --------       --------   --------
Net income (loss) $1,886,760  ($100,999)     ($ 98,763) ($163,488)
                  ==========   ========       ========   ========

Net loss per
 limited
 partnership
 unit            ($  160.89)  ($   8.61)     ($   8.42) ($  13.94)
                  ==========   ========       ========   ========



                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2002
                  ------------------------------------------------

Revenues:
 Rental income    $  146,397   $140,910       $145,316   $139,812
 Interest income         875        485            194        282
                  ----------   --------       --------   --------
  Total revenues     147,272    141,395        145,510    140,094
                  ----------   --------       --------   --------

Costs and expenses:
 Rental operations    51,702     57,001         65,408     98,503
 Interest            135,975    132,844        133,206    133,605
 Bad debt                  0      4,825              0          0
 Depreciation and
  Amortization        50,894     50,279         48,666     48,667
                  ----------   --------       --------   --------
  Total costs and
   expenses          238,571    244,949        247,280    280,775
                  ----------   --------       --------   --------
Net loss         ($   91,299) ($103,554)     ($101,770) ($140,681)
                  ==========   ========       ========   ========

Net loss per
 limited
 partnership
 unit            ($     7.79) ($   8.83)     ($   6.68) ($  12.00)
                  ==========   ========       ========   ========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2003
                             (Unaudited)





                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (g)         Land     ments      ments    (a) (d) Acquired
---------------  ------------    ----    --------- --------   ------- --------
16 apartment
units and 1
unit [1,000 S.F.]
of commercial
space
Philadelphia, PA   $1,468,423  $120,000 $1,744,097  $108,807    1984  11/14/84

18 apartment
units and 5,188
square feet
of commercial                                       (45,079)
space in                                         (h)
Philadelphia, PA    1,934,931   174,000  2,188,961  104,752     1985  12/14/84
                   ----------  -------- ---------- --------

TOTAL              $3,403,354  $294,000 $3,933,058 $168,480
                   ==========  ======== ========== ========



                             Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments      (c) (e)     Depreciaton
------------          ----     ---------    -------     -----------
16 apartment
units and 1 unit
[1,000 S.F.]
of commercial
space
Philadelphia, PA    $120,000  $1,852,904  $1,972,904    $1,386,667

18 apartment
units and 5,188
square feet of
commercial
space in
Philadelphia, PA     174,000   2,248,634   2,422,634     1,675,303
                    --------  ----------  ----------    ----------
TOTAL               $294,000  $4,101,538  $4,395,538    $3,061,970
                    ========  ==========  ==========    ==========

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
                     (a limited partnership)

                      NOTES TO SCHEDULE XI
                      --------------------
                        December 31, 2003

(A) All properties are certified historic structures as defined in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.

(C)  The  aggregate  cost of real estate owned  at  December  31,
     2003, for Federal income tax purposes is approximately $3,931,002. The depreciable basis of buildings and improvements is reduced for Federal income tax purposes by the investment tax credit and the historic rehabilitation credit obtained.

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                         2003        2002         2001
                                         ----        ----         ----
                                    (Unaudited)

Balance at beginning of year         $4,991,546  $4,980,584   $5,149,651
Additions during the year:
 Improvements                            34,260      10,962       39,652
                                     ----------  ----------   ----------
                                      5,025,806   4,991,546    5,189,303
Deductions during the year:
 Retirements                                  0           0     (208,719)
 Foreclosure                           (630,267)          0            0
                                     ----------  ----------   ----------
Balance at end of year               $4,395,538  $4,991,546   $4,980,584
                                     ==========  ==========   ==========


Reconciliation of  accumulated  depreciation:

                                         2003        2002         2001
                                         ----        ----         ----
                                    (Unaudited)

Balance at beginning of year        $3,310,439   $3,113,769   $3,044,292
Depreciation expense for the year      171,675      196,670      196,034
Retirements                                  0            0     (126,557)
Foreclosure                           (420,144)           0            0
                                     ----------  ----------   ----------
Balance at end of year               $3,061,970  $3,310,439   $3,113,769
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

Item  9.  Changes  in  and Disagreements  with  Accountants  on
          Accounting and  Financial Disclosure
          -----------------------------------------------------

          None.


Item 9A.  Controls and Procedures
          -----------------------

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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



                            PART III
                            --------


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

           a. Identification of Directors - Registrant has no directors.

          b. Identification of Executive Officers

             The General Partner of the Registrant is Diversified
Historic Advisors (DHA), a Pennsylvania general partnership. The partners of DHA are as follows:

                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DHA          term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DHA          term

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


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2003 Registrant paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2003, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation, not referred to in paragraph a. or paragraph b. of this Item, was paid or distributed during 2003 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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

          f.   Involvement in certain legal proceedings. - None

          g.   Promoters and control persons. - Not Applicable

          h.   Audit committee financial expert. - None.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management
            -----------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DHA is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DHA for fiscal years 1999 through 2003.

          a. Certain Business Relationships - Registrant has no directors.

          b. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.

                                             2003        2002
                                             ----        ----
                                          (Unaudited)

Audit Fees (1).........................        -         $5,000
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -         13,600
All Other Fees (4).....................        -           -
                                              --        -------
Total..................................       $-        $18,600
                                                        =======

 1.   Audit Fees - Audit fees for the years ended December 31,
      2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. for the audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

 2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

 3. Tax Fees - Tax fees as of the years ended December 31, 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

 4.   All Other Fees -  All other fees as of the years ended
      December 31, 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV
                             -------


Item 15. (A) Exhibits, Financial Statement Schedules.
         --------------------------------------------

          1.   Financial Statements:

            a. Consolidated Balance Sheets at December 31, 2003 (unaudited) and 2002.

            b. Consolidated Statements of Operations for the Years Ended December 31, 2003 (unaudited), 2002 and 2001.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2003 (unaudited), 2002 and 2001.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (unaudited), 2002 and 2001.

            e.   Notes to consolidated financial statements (Unaudited)


          2.   Financial statement schedules:

            a.   Schedule XI- Real Estate and Accumulated Depreciation.
                 (Unaudited)

            b.   Notes to Schedule XI. (Unaudited)


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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31 (Not attached) General   Partners  Opinion
                                    Certification
                                    (To  be  filed with amended
                                    10K/A)

                  32 (Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with amended
                                    10K/A)

             (c)    Exhibits:
                    See Item 14(A)(3) above.

                              SIGNATURES
                              ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 31, 2005     DIVERSIFIED HISTORIC INVESTORS
       ---------------     ------------------------------

                           By: Diversified Historic Advisors,
                               its general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal
                                        executive officer,
                                        principal financial
                                        officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 31, 2005     DIVERSIFIED HISTORIC INVESTORS
       ---------------     ------------------------------

                           By: Diversified Historic Advisors,
                               its general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal
                                        executive officer,
                                        principal financial
                                        officer)