Form 10-Q
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2005-08-31
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2004
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------


                                    N/A
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes        No   X
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----
This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements contained throughout this quarterly report as "unreviewed" and "unaudited." The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                    PART I - FINANCIAL INFORMATION
                    ------------------------------


Item 1.   Financial Statements
          ---------------------

          The financial statements presented have not been reviewed or audited by an independent auditor.


                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)
                               ----------


                                Assets
                                ------


                                     March 31,       December 31,
                                       2004              2003
                                       ----              ----
Rental properties, at cost:
 Land                              $  294,000       $  294,000
 Buildings and improvements         3,899,165        3,899,165
 Furniture and fixtures               202,374          202,374
                                   ----------       ----------
                                    4,395,539        4,395,539
Less - accumulated depreciation    (3,104,460)      (3,061,970)
                                   ----------       ----------
                                    1,291,079        1,333,569
Cash and cash equivalents               3,258            6,474
Restricted cash                        45,299           78,679
Accounts receivable                     7,786            2,559
Other assets (net of accumulated
 amortization of $38,780  and
 $38,305)                              56,095           21,451
                                   ----------       ----------
     Total                         $1,403,517       $1,442,732
                                   ==========       ==========


                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations                  $3,403,354       $3,403,354
Accounts payable:
 Trade                                418,667          388,662
 Related parties                      574,330          565,254
Interest payable                    1,171,807        1,157,368
Advances                               98,689           96,689
Accrued liabilities                     9,560            9,618
Tenant security deposits               45,691           39,950
                                   ----------       ----------
     Total liabilities              5,720,098        5,660,895
Partners' deficit                  (4,316,581)      (4,218,163)
                                   ----------       ----------
     Total                         $1,403,517       $1,442,732
                                   ==========       ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
                              -----------

                                        Three months ended
                                             March 31,
                                     2004                2003
                                     ----                ----
Revenues:
 Rental income                    $118,172            $144,162
 Interest income                       672                 284
                                  --------            --------
     Total revenues                118,844             144,446
                                  --------            --------
Costs and expenses:
 Rental operations                  92,283             125,072
 Interest                           82,015             133,484
 Depreciation and amortization      42,965              49,378
                                  --------            --------
        Total costs and expenses   217,263             307,934
                                  --------            --------
Net loss                         ($ 98,419)          ($163,488)
                                  ========            ========

Net loss per limited
 partnership unit                ($   8.39)          ($  13.94)
                                  ========            ========


The accompanying notese are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)



                                                Three months ended
                                                     March 31,
                                                  2004        2003
                                                  ----        ----

Cash flows from operating activities:
 Net loss                                      ($98,419)   ($163,488)
 Adjustments  to  reconcile  net loss
   cash used in operating activities:
   Depreciation and amortization                 42,965       49,378
   Changes  in assets and liabilities:
    Decrease in restricted cash                  33,380       34,310
    (Increase) decrease in accounts receivable   (5,227)         181
    Increase in other assets                    (35,119)           0
    Increase in accounts payable - trade         30,006       17,212
    Increase in accounts payable -
     related parties                              9,076        9,076
    Increase in interest payable                 14,439       53,083
    (Decrease) increase in  accrued liabilities     (57)       2,408
    Increase  in  tenant  security deposits       5,740        1,620
                                                -------     --------
Net cash (used in) provided by
 operating activities                            (3,216)       3,780
                                                -------     --------
Net cash used in investing activities:
  Capital expenditures                                0       (4,961)
                                                -------     --------
Net cash used in investing activities                 0       (4,961)
                                                -------     --------
Decrease in cash and cash equivalents            (3,216)      (1,181)
Cash and cash equivalents at
 beginning of period                              6,474       13,077
                                                -------     --------
Cash and cash equivalents at end of period      $ 3,258     $ 11,896
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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles.

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors and related notes have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.



NOTE 2 - EXTRAORDINARY GAIN
---------------------------

During  2003, the remaining Smythe Store units were foreclosed by  the
mortgage   holder   resulting  in  an  extraordinary   gain   on   the
extinguishment of debt of $1,929,755.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           -----------------------------------------------------------

     (1)     Liquidity

              At March 31, 2004, Registrant had cash of approximately $3,258. Cash generated from operations is used primarily to fund operating expenses and debt service. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2004, Registrant had restricted cash of $45,299 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years, the Registrant has realized significant losses, including the foreclosure of six properties, due to the properties' inability to generate sufficient cash flow to pay their operating expenses and debt service. The Registrant has first mortgages in place in each of its remaining two properties that are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses and debt service to pay debt service on the past-due subordinate mortgage with respect to the Third Quarter or to pay any debt service on the two accrual mortgages with respect to Wistar Alley. Notice of default has been received from the first mortgage lender on the Registrant's remaining two properties.

           It is the Registrant's intention to continue to hold the properties until the lender seeks payment on the past due mortgage and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

             On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. As a result the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755, which is the excess of debt on the property over the net book value of the asset.


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


     (3)     Results of Operations

              During the first quarter of 2004, Registrant incurred a net loss of $98,419 ($8.39 per limited partnership unit) compared to a net loss of $163,488 ($13.94 per limited partnership unit) for the same period in 2003.

              Rental income decreased $25,990 from $144,162 in the first quarter of 2003 to $118,172 in the same period in 2004. The decrease in rental income at Wistar Alley is due a decrease in average occupancy (97% to 78%). The decrease in rental income at the Smythe Stores is due to the foreclosure of the property.

             Rental operations expense decreased $32,789 from $125,072 in the first quarter of 2003 to $92,283 in the same period in 2004. Rental operations expense decreased due to the foreclosure of the
Smythe Stores and a decrease in maintenance expense and leasing commissions at Third Quarter, partially offset by an increase in maintenance expense at Wistar Alley. The decrease in maintenance expense at Third Quarter is due to a decrease in maintenance service and exterminating expense. The decrease in leasing commissions at
Third Quarter is due to a decrease in apartment turnover. The increase in maintenance expense at Wistar Alley is due to an increase in maintenance service and apartment preparations.

              Interest expense decreased $51,469 from $133,484 in the first quarter of 2003 to $82,015 in the same period in 2004. Interest expense decreased due to the foreclosure of Smythe Stores.

                 Losses incurred during the first quarter at the Registrant's three properties were approximately $75,000 compared to a loss of approximately $141,000 for the same period in 2003.

                In the first quarter of 2004, Registrant recognized no
loss at the Smythe Stores Condominium complex, compared to a loss of $52,000 in the first quarter of 2003, including $6,000 of depreciation expense. The decrease in loss is due to the foreclosure of the property on October 2, 2003.

               On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. As a result the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755, which is the excess of debt on the property over the net book value of the asset.

              In the first quarter of 2004, Registrant incurred a loss of $26,000 at the Third Quarter Apartments, including $20,000 of depreciation expense, compared to a loss of $47,000 including $20,000 of depreciation expense in the first quarter of 2003. The decrease in loss is due to a decrease in maintenance expense and leasing commissions. The decrease in maintenance expense is due to a decrease in maintenance service and exterminating expense. The decrease in leasing commissions is due to a decrease in apartment turnover.

              In the first quarter of 2004, Registrant incurred a loss of $49,000 at Wistar Alley, including $23,000 of depreciation expense, compared to a loss of $42,000 including $23,000 of depreciation expense in the first quarter of 2003. The increase in loss is due to a decrease in rental income and an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (97% to 78%). The increase in maintenance expense is due to an increase in maintenance service and apartment preparations.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 4.    Controls and Procedures
           -----------------------

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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.   Legal Proceedings
          -----------------

              To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 5.   Other Information
          -----------------

             None.


Item 6.   Exhibits
          --------

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

            31 (not attached)   General     Partners    Opinion
                                Certification
                                (To   be   filed  with  amended
                                10Q/A)

            32 (not attached)   Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To   be   filed  with  amended
                                10Q/A)

                              SIGNATURES
                              ----------

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIVERSIFIED HISTORIC INVESTORS

                           By: Dover Historic Advisors, its general
                               partner

                               By: EPK, Inc., managing partner


Date: August 31, 2005             By: /s/ Spencer Wertheimer
      ---------------                 ----------------------
                                      SPENCER WERTHEIMER
                                      President (principal
                                       executive officer,
                                       principal financial
                                       officer)