Form 10-Q
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2005-08-31
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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


Item 1.   Financial Statements
          --------------------

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


                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                               June 30, 2004    December 31, 2003
                               -------------    -----------------

Rental properties, at cost:
 Land                           $  294,000          $  294,000
 Buildings and improvements      3,899,165           3,899,165
 Furniture and fixtures            202,374             202,374
                                ----------          ----------
                                 4,395,539           4,395,539
Less - accumulated
 depreciation                   (3,146,951)         (3,061,970)
                                ----------          ----------
                                 1,248,588           1,333,569
Cash and cash equivalents            4,388               6,474
Restricted cash                     51,611              78,679
Accounts receivable                 14,762               2,559
Other assets (net of
 accumulated amortization of
 $36,554 and $38,305)               45,377              21,451
                                ----------          ----------
     Total                      $1,364,726          $1,442,732
                                ==========          ==========

                   Liabilities and Partners' Equity
                   --------------------------------
Liabilities:
 Debt obligations               $3,403,354          $3,403,354
 Accounts payable:
  Trade                            439,010             388,662
  Related parties                  577,356             565,254
 Interest payable                1,183,707           1,157,368
 Tenant security deposits           52,995              39,950
 Advances                           96,689              96,689
 Other liabilities                  10,989               9,618
                                ----------          ----------

     Total liabilities           5,764,100           5,660,895

Partners' deficit               (4,399,374)         (4,218,163)
                                ----------          ----------
     Total                      $1,364,726          $1,442,732
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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

Revenues:
 Rental income        $126,104    $143,208    $244,277     $287,370
 Interest income           192         194         864          477
                      --------    --------    --------     --------
  Total revenues       126,296     143,402     245,141      287,847
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations     101,199      60,511     193,482      185,583
 Interest               64,925     132,276     146,941      265,760
 Depreciation
  and  amortization     42,965      49,378      85,930       98,755
                      --------    --------    --------     --------
  Total costs and
   expenses            209,089     242,165     426,353      550,098
                      --------    --------    --------     --------
Net loss             ($ 82,793)  ($ 98,763)  ($181,212)   ($262,251)
                      ========    ========    ========     ========

Net loss per
 limited
 partnership unit    ($   7.06)  ($   8.42)  ($  15.45)   ($  22.36)
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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)


                                              Six months ended
                                                  June 30,
                                              2004        2003
                                              ----        ----

Cash flows from operating activities:
 Net loss                                 ($181,212)  ($262,251)
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization              85,930      98,755
  Changes in assets and liabilities:
  Decrease in restricted cash                27,068      21,731
  (Increase) decrease in accounts
   receivable                               (12,203)      1,737
 Increase in other assets                   (24,875)    (18,092)
 Increase in accounts payable - trade        50,348      35,328
 Increase in accounts payable -
  related parties                            12,102      18,253
 Increase in interest payable                26,339     110,007
 Increase (decrease) in accrued
  liabilities                                 1,372        (240)
 Increase in tenant security deposits        13,045       1,705
                                           --------    --------
Net cash (used in) provided by
 operating activities                        (2,086)      6,933
                                           --------    --------
Net cash used in investing activities:
 Capital expenditures                             0     (10,095)
                                           --------    --------
Net cash used in investing activities             0     (10,095)
                                           --------    --------
Decrease in cash and cash equivalents        (2,086)     (3,162)
Cash and cash equivalents at
 beginning of period                          6,474      13,077
                                           --------    --------
Cash and cash equivalents at
 end of period                             $  4,388    $  9,915
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


NOTE 3 - OTHER
--------------

The  consolidated financial statements contained herein for the period
ending  December  31,  2003  and  March  31,  2004  are  reported   as
"unaudited".

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     (1)     Liquidity

             As of June 30, 2004, Registrant had cash of approximately $4,388. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2004, Registrant had restricted cash of $51,611 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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


     (3)     Results of Operations

              During the second quarter of 2004, Registrant incurred a net loss of $82,793 ($7.06 per limited partnership unit) compared to a net loss of $98,763 ($8.42 per limited partnership unit) for the same period in 2003. For the first six months of 2004, the Registrant incurred a net loss of $181,212 ($15.45 per limited partnership unit) compared to a net loss of $262,251 ($22.36 per limited partnership unit) for the same period in 2003.

              Rental income decreased $17,104 from $143,208 in the second quarter of 2003 to $126,104 in the same period in 2004 and decreased $43,093 from $287,370 for the first six months of 2003 to $244,277 for the same period in 2004. Rental income decreased from the second quarter and first six months of 2003 to the same periods in 2004 due to a decrease in average occupancy at Wistar Alley (94% to 90%) and the foreclosure of the Smythe Store units on October 2, 2003.

              Rental operations expense increased $40,688 from $60,511 during the second quarter of 2003 to $101,199 in the same period of 2004 and for the first six months increased $7,899 from $185,583 during the first six months of 2003 to $193,482 for the same period of 2004. The increase in rental operations expense from the second quarter and first six months of 2003 to the same periods in 2004 is due to an increase in maintenance expense and legal fees, partially offset by a decrease in miscellaneous operating expense and leasing commissions. The increase in maintenance expense is due to an increase in plumbing and electrical expense and roof repairs at Third Quarter and an increase in maintenance service and apartment preparations at Wistar Alley. The increase in legal fees at Third Quarter is due to the eviction of a tenant. The decrease in leasing commissions is due to a decrease in apartment turnover at Third
Quarter. The decrease in miscellaneous operating expenses at Third Quarter is due to a decrease in office expense and Visa/MC/MAC charges. The decrease in rental operations at the Smythe Stores is due to the foreclosure of the building on October 2, 2003.

              Interest expense decreased $67,350 from $132,275 in the second quarter of 2003 to $64,925 in the same period in 2004 and decreased $118,819 from $265,760 for the first six months of 2003 to $146,941 for the same period in 2004. Interest expense decreased due to the foreclosure of Smythe Stores.

              The loss incurred during the second quarter at the Registrant's properties was approximately $80,000, compared to a net loss of approximately $90,000 for the same period in 2003. For the first six months of 2004, the Registrant's properties incurred a net loss of approximately $155,000 compared to a net loss of approximately $230,000 for the same period in 2003.

              In  the  second quarter of 2004, Registrant incurred  no
loss at the Smythe Stores Condominium complex, compared to a loss of $48,000 in the second quarter of 2003, including $6,000 of depreciation expense. In the first six months of 2004, Registrant incurred no loss, compared to a loss of $100,000 including $13,000 of depreciation expense for the same period in 2003. The decrease in loss from the second quarter and the first six months of 2003 compared to the same periods in 2004 is due the foreclosure of the property on October 2, 2003.

               On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. As a result the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755, which is the excess of debt on the property over the net book value of the asset.

             In the second quarter of 2004, Registrant incurred a loss of $39,000 at the Third Quarter Apartments, including $20,000 of depreciation expense, compared a loss of $29,000 including $20,000 of depreciation expense in the second quarter of 2003. The increase in loss from the second quarter of 2003 to the same period in 2004 is due to an increase in maintenance expense and legal fees. The increase in maintenance expense is due to an increase in plumbing and electrical expense and roof repairs. The increase in legal fees is due to the eviction of a tenant.

              For the first six months of 2004, Registrant incurred a loss of $65,000 at the Third Quarter Apartments, including $40,000 of depreciation expense compared to a loss of $76,000 including $39,000 of depreciation expense for the first six months of 2003. The decrease in loss from the first six months of 2003 to the same period in 2004 is due to a decrease in leasing commissions and miscellaneous operating expenses. The decrease in leasing commissions is due to a decrease in apartment turnover. The decrease in miscellaneous operating expenses is due to a decrease in office expense and Visa/MC/MAC charges.

             In the second quarter of 2004, Registrant incurred a loss of $41,000 at Wistar Alley, including $23,000 of depreciation expense, compared to a loss of $13,000, including $23,000 of depreciation expense, in the second quarter of 2003. For the first six months of 2004, Registrant incurred a loss of $90,000, including $46,000 of depreciation expense compared to a loss of $54,000 including $46,000 of depreciation expense for the first six months of 2003. The increase in loss for both the second quarter and first six months of 2003 to the same periods in 2004 is a decrease in rental income and an increase in maintenance expense. The decrease in rental income is due to a decrease in average occupancy (95% to 84%). The increase in maintenance expense is due to the increase in maintenance service and apartment preparations.



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


Item 4.    Controls and Procedures
           -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           DIVERSIFIED HISTORIC INVESTORS

                           By: Dover Historic Advisors, General
                               Partner

                               By: EPK, Inc., Partner


Date: August 31, 2005             By: /s/ Spencer Wertheimer
      ---------------                 ----------------------
                                      SPENCER WERTHEIMER
                                      President (principal
                                       executive officer,
                                       principal financial
                                       officer) of the
                                       registrant's managing
                                       partner, EPK, Inc.