Form 10-Q
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2005-08-31
CIK 745143

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                             FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2004 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (Unaudited)

                                Assets
                                ------

                                   September 30,    December 31,
                                       2004             2003
                                       ----             ----

Rental properties, at cost:
 Land                             $  294,000       $  294,000
 Buildings and improvements        3,899,165        3,899,165
 Furniture and fixtures              202,374          202,374
                                  ----------       ----------
                                   4,395,539        4,395,539
Less - accumulated depreciation   (3,189,441)      (3,061,970)
                                  ----------       ----------
                                   1,206,098        1,333,569
Cash and cash equivalents              7,962            6,474
Restricted cash                       46,746           78,679
Accounts receivable                   13,063            2,559
Other assets (net of amortization
 of $39,729 and $38,305)              38,496           21,451
                                  ----------       ----------
     Total                        $1,312,365       $1,442,732
                                  ==========       ==========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                 $3,403,354       $3,403,354
 Accounts payable:
  Trade                              439,929          388,662
  Related parties                    577,356          565,254
 Interest payable                  1,190,606        1,157,368
 Tenant security deposits             52,190           39,950
 Advances                             96,689           96,689
 Other liabilities                     7,957            9,618
                                  ----------       ----------
     Total liabilities             5,768,081        5,660,895
Partners' deficit                 (4,455,716)      (4,218,163)
                                  ----------       ----------
     Total                        $1,312,365       $1,442,732
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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----

Revenues:
 Rental income        $134,243    $142,501    $378,520     $429,871
 Interest income           133         426         996          903
                      --------    --------    --------     --------
  Total revenues       134,376     142,927     379,516      430,774
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations      80,854      62,386     274,335      247,969
 Interest               66,899     132,043     213,840      397,802
 Bad debt expense            0         120           0          120
 Depreciation and
  amortization          42,965      49,377     128,895      148,133
                      --------    --------    --------     --------
  Total costs and
   expenses            190,718     243,926     617,070      794,024
                      --------    --------    --------     --------
     Net loss        ($ 56,342)  ($100,999)  ($237,554)   ($363,250)
                      ========    ========    ========     ========

Net loss per limited
 partnership unit    ($   4.80)  ($   8.61)  ($  20.26)   ($  30.98)
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

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)


                                             Nine months ended
                                               September 30,
                                             2004         2003
                                             ----         ----

Cash flows from operating activities:
 Net loss                                ($237,554)    ($363,250)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization            128,895       148,133
  Changes in assets and liabilities:
   Decrease in restricted cash              31,934        12,671
   (Increase) decrease in accounts
    receivable                             (10,504)        2,497
   Increase in other assets                (18,469)      (18,093)
   Increase in accounts payable - trade     51,267        35,374
   Increase in accounts payable -
    related parties
                                            12,102        27,531
   Increase in interest payable             33,238       164,471
   (Decrease) increase in accrued
    liabilities                             (1,661)          821
   Increase in tenant security deposits     12,240         1,100
                                          --------      --------
Net cash provided by
 operating activities                        1,488        11,255
                                          --------      --------
Net cash used in investing activities:
 Capital expenditures                            0       (15,377)
                                          --------      --------
Net cash used in investing activities            0       (15,377)
                                          --------      --------
Increase (decrease) in cash and cash
 equivalents                                 1,488        (4,122)
Cash and cash equivalents at
 beginning of period                         6,474        13,077
                                          --------      --------
Cash and cash equivalents at
 end of period                            $  7,962      $  8,955
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

The "unreviewed' and "unaudited" consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

     (1)     Liquidity

              As of September 30, 2004, Registrant had cash of approximately $7,962. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2004, Registrant had restricted cash of $46,746 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

              It is the Registrant's intention to continue to hold the properties until the lenders on the past due subordinate mortgages seek payment and the properties are foreclosed, or the market value of the properties increase to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness.

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


     (3)     Results of Operations

              During the third quarter of 2004, Registrant incurred a net loss of $56,342 ($4.80 per limited partnership unit) compared to a net loss of $100,999 ($8.61 per limited partnership unit) for the same period in 2003. For the first nine months of 2004, the Registrant incurred a net loss of $237,554 ($20.26 per limited partnership unit) compared to a net loss of $363,250 ($30.98 per limited partnership unit) for the same period in 2003.

             Rental income decreased $8,258 from $142,501 in the third quarter of 2003 to $134,243 in the same period in 2004 and for the first nine months of 2003 decreased $51,351 from $429,871 for the first nine months of 2003 to $378,520 for the same period in 2004. The decreased in rental income from both the third quarter and the first nine months of 2003, compared to the same periods in 2004, is due to the foreclosure of the Smythe Stores on October 2, 2003 and a decrease in average occupancy at the Third Quarter Apartments (98% to 94%) and Wistar Alley (94% to 88%).

                 Rental operations expense increased $18,468 from $62,386 in the third quarter of 2003 to $80,854 in the same period in 2004 and for the first nine months increased $26,366 from $247,969 during the first nine months of 2003 to $274,335 for the same period in 2004. The increase in rental operations expense from both the third quarter and the first nine months of 2003, compared to the same periods in 2004, is due to an increase in maintenance expense, utilities expense, insurance expense, and legal and accounting expenses, partially offset by a decrease in leasing commissions and miscellaneous operating expense. The decrease in rental operations at the Smythe Stores is due to the foreclosure of the building on October 2, 2003. The increase in maintenance expense is due to an increase in maintenance service and plumbing and electrical expenses at Wistar Alley. The increase in utilities expense is due to an increase in electricity charges at Wistar Alley. The increase in insurance expense at the Third Quarter Apartments is due to changing market conditions. The increase in legal and accounting expenses is due to the payment of accrued accounting fees at the Third Quarter Apartments. The decrease in leasing commissions at the Third Quarter Apartments is due to a decrease in apartment turnover. The decrease in miscellaneous operating expense is due to a decrease in office expense and Visa/MC/MAC charges at the Third Quarter Apartments.

              Interest expense decreased $65,144 from $132,043 in the third quarter of 2003 to $66,899 in the same period in 2004 and decreased $183,962 from $397,802 for the first nine months of 2003 to $213,840 for the same period in 2004. The decreased in interest expense from both the third quarter and the first nine months of 2003, compared to the same periods in 2004, is due to the foreclosure of the Smythe Stores on October 2, 2003.

               Losses incurred during the third quarter at the Registrant's properties were approximately $57,000, compared to losses of approximately $91,000 for the same period in 2003. For the first nine months of 2003 losses incurred at the Registrant's properties were approximately $212,000 compared to losses of approximately $322,000 for the same period in 2003.

          In the third quarter of 2004, Registrant incurred no loss at the Smythe Stores condominium complex, compared to a loss of $44,000, including $6,000 of depreciation expense, in the third quarter of 2003. In the first nine months of 2004, Registrant incurred no loss, compared to a loss of $144,000, including $19,000 of depreciation expense, for the same period in 2003.

               On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. As a result the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755, which is the excess of debt on the property over the net book value of the asset.

              In the third quarter of 2004, Registrant incurred a loss of $33,000 at the Third Quarter Apartments, including $20,000 of depreciation and amortization expense, compared to a loss of $29,000, including $20,000 of depreciation and amortization expense, in the third quarter of 2003. The increase in loss from the third quarter of 2003, compared to the same period in 2004, is due to the decrease in rental income combined with an increase in insurance expense and legal and accounting expenses. The decrease in rental income is due to a decrease in average occupancy (98% to 94%). The increase in insurance expense is due to changing market conditions. The increase in legal and accounting expenses is due to the payment of accrued accounting fees.

                      For the first nine months of 2004, Registrant incurred a loss of $98,000 including $59,000 of depreciation and amortization expense, compared to a loss of $105,000 including $59,000 in depreciation and amortization expense for the same period in 2003. The decrease in loss from the first nine months of 2003 compared to the same period in 2004 is due to a decrease in leasing commissions and miscellaneous operating expense. The decrease in leasing commissions is due to a decrease in apartment turnover. The decrease in miscellaneous operating expense is due to a decrease in office expense and Visa/MC/MAC charges.

              In the third quarter of 2004, Registrant incurred a loss of $24,000 at Wistar Alley, including $23,000 of depreciation and amortization expense, compared to a loss of $18,000, including $23,000 of depreciation and amortization expense in the third quarter of 2003. For the first nine months of 2004, Registrant incurred a loss of 114,000 including $70,000 of depreciation and amortization expense, compared to a loss of $73,000 including $70,000 in depreciation and amortization expense for the same periods in 2003. The increase in loss from both the third quarter and first nine months of 2003 compared to the same periods in 2004 is due to a decrease in rental income combined with an increase in maintenance expense and utilities expense. The decrease in rental income is due to a decrease in average occupancy (94% to 88%). The increase in maintenance expense is due to an increase in maintenance service and plumbing and electrical expenses. The increase in utilities expense is due to an increase in electricity charges.


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


Item 4.    Control and Procedures
           ----------------------

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

Date:  August 31, 2005   DIVERSIFIED HISTORIC INVESTORS
       ---------------
                          By: Diversified Historic Advisors, General
                               Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                      -----------------------
                                      SPENCER WERTHEIMER
                                      President  (principal  executive
                                      officer,   principal   financial
                                      officer)   of  the  registrant's
                                      managing partner, EPK, Inc.