Form 10-K
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2005-09-07
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2004
                         ---------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2004 and 2003. Refer to the Explanatory Note below.


                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2004 and 2003 containing "unaudited" consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2004 and 2003, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

           Diversified Historic Investors ("Registrant") is a limited partnership formed in 1984 under Pennsylvania law.

           The Registrant liquidated following the foreclosure of the Third Quarter Apartments and the Wistar Alley Apartments on December 31, 2004. It originally owned eight properties or interests therein. All eight properties have been lost through foreclosure. On December 31, 2004 the final two properties were lost through foreclosure. See
Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results   of
Operations.

          b. Financial Information about Industry Segments

             The Registrant operated in one industry segment.

          c. Narrative Description of Business

              Registrant was in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

              Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit.

               On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt which is the difference between the debt of the property and the net book value of the assets.

              In 2004, the Registrant determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution.

             On June 24, 2004, the mortgage notes secured by the Third Quarter and Wistar Alley Apartments matured and was declared in default by the lender. In connection therewith, on December 31, 2004, the properties were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt which is the difference between the debt of the property and the net book value of the assets.

            d. Financial Information About Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data.


Item 2.      Properties
             ----------

             As of December 31, 2004 Registrant owned no properties.



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

                                PART II
                                -------

Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2004. The data should be read in conjunction with the consolidated financial statements included elsewhere herein.
This data is not covered by the independent auditors' report.



                    2004        2003        2002        2001        2000
                    ----        ----        ----        ----        ----
                 Unaudited    Unaudited

Rental income   $  522,926  $  568,270  $  572,435  $  537,373  $  493,215
Interest
 income              1,071       1,225       1,836       1,425       1,349
Net (loss)
 income          4,218,162   1,523,510    (437,304)   (244,012)    (22,275)
Net (loss) income
 per unit           359.70      129.92      (37.29)     (20.81)      (1.90)
Total assets
 (net of
 depreciation
 and
 amortization)          0    1,442,732   1,809,609   1,975,797   2,209,406
Debt
 obligations            0    3,403,354   5,146,354   5,146,354   5,045,411

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

             As of December 31, 2004, Registrant had cash of $0.

             As of December 31, 2004, Registrant had restricted cash of $0.

              On December 31, 2004 the Third Quarter Apartments and Wistar Alley Apartments were foreclosed by the mortgage holder.

              On October 2, 2003, the three Smythe Stores condominium units were foreclosed by the mortgage holder.

          (2)  Results of Operations

               During 2004, Registrant recognized net income of $4,218,162 ($359.70 per limited partnership unit) compared to a net income of $1,523,510 ($129.92 per limited partnership unit) in 2003 and a net loss of $437,304 ($37.29 per limited partnership unit) in 2002. Included in net income for 2004 is an extraordinary gain on the extinguishment of debt of $4,493,023. Included in net income for 2003 is an extraordinary gain on the extinguishment of debt of $1,929,755.

             Rental income was $522,926 in 2004, $549,758 in 2003, and
$572,435 in 2002. Rental income decreased from 2003 to 2004 due to the foreclosure of the Smythe Stores condominium units on October 2, 2003, combined with a decrease in average occupancy at the Third Quarter (97% to 94%), partially offset by an increase in commercial unit occupancy at Wistar Alley (71% to 96%). Rental income decreased from 2002 to 2003 due to the foreclosure of the Smythe Stores units and a decrease in average occupancy at Wistar Alley (97% to 89%), partially offset by an increase in average rental rates at Third Quarter.

              Rental operations expense was $290,032 in 2004, $296,903 in 2003, and $272,614 in 2002. The decrease in rental operations expense from 2003 to 2004 is due to the foreclosure of the Smythe Stores condominium units on October 2, 2003, combined with a decrease in leasing commissions and management fees, partially offset by an increase in maintenance expense and legal and accounting expense. The decrease in leasing commissions is due to a decrease in turnover of apartment units at the Third Quarter. The decrease in management fees are due unpaid fees written off in 2004. The increase in maintenance expense is due to an increase in apartment preparation expense and maintenance supply at the Third Quarter and Wistar Alley. The increase in legal and accounting expense is due to the additional cost associated with the foreclosure of Third Quarter and Wistar Alley.

             Rental operations expense increased from 2002 to 2003 due to an increase in maintenance expense and utilities expense at Wistar Alley and Third Quarter. The increase in maintenance expense at Wistar Alley is due to non-contracted HVAC service and cleaning service. The increase in maintenance expense at Third Quarter is due to an increase in maintenance service and non contracted cleaning service. The increase in utilities expense at Wistar Alley and Third Quarter is due to an increase in water and sewer charges.

            Interest expense was $328,557 in 2004, $479,082  in  2003, and $535,630 in 2002. The decrease in interest expense from 2002 to 2004 is due to the foreclosure of the Smythe Stores condominium units on October 2, 2003.

             In 2004, a loss of approximately $224,000 was incurred at the Registrant's two properties compared to income of approximately $307,000 at the Registrant's three properties during 2003 and a loss of approximately $386,891 in 2002. A discussion of property operations/activities follows:

               On October 2, 2003, the remaining Smythe Stores condominium units were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,929,755 which is the difference between the debt on the property and the fair market value of the assets.

              In 2004, Registrant recognized income of $1,504,000 at the Third Quarter Apartments including $81,000 of depreciation and amortization expense, compared to a loss of $113,000, including $80,000 of depreciation and amortization expense during 2003 and a loss of $118,000 including $80,000 of depreciation and amortization expense in 2002. Included in the income for 2004 is an extraordinary gain on the extinguishment of debt. Exclusive of the gains, the property would have incurred a loss of approximately $115,000 for 2004. The increase in loss from 2003 to 2004 is due to a decrease in rental income and an increase in maintenance expense and legal and accounting expense, partially offset by a decrease in leasing commissions. The decrease in rental income is due to a decrease in average occupancy (97% to 95%). The increase in maintenance expense is due to an increase in apartment preparation expenses and maintenance supplies. The increase in legal and accounting expense is due to additional cost associated with the foreclosure transaction. The decrease in leasing commissions is due to the decrease in turnover of apartment units. The decrease in loss from 2002 to 2003 is due to an increase in rental income, partially offset by an increase in maintenance expense and utilities expense. The increase in rental income is due to an increase in average rental rates. The increase in maintenance expense is due to an increase in maintenance service and non contracted cleaning service. The increase in utilities expense is due to an increase in water and sewer charges.

              On June 24, 2004, the mortgage note secured by the Third Quarter Apartments matured and was declared in default by the lender. In connection therewith, on December 31, 2004 the Third Quarter Apartments were foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,754,471 which is the difference between the debt of the property and the net book value of the assets.

              In 2004, Registrant recognized income of $1,507,000 at Wistar Alley including $97,000 of depreciation and amortization expense, compared a loss of approximately $93,000 including $95,000 of depreciation and amortization expense during 2003 and a loss of approximately $72,000 including $93,000 of depreciation and amortization expense during 2002. Included in income for 2004 is an extraordinary gain on the extinguishment of debt. Exclusive of the gains, the property would have incurred a loss of $109,000 for 2004. The increase in loss from 2003 to 2004 is due to an increase in maintenance expense and legal and accounting expense, partially offset by a decrease in management fees and an increase in rental income. The increase in maintenance expense is to an increase in apartment preparations expense and maintenance supplies. The increase in legal and accounting expense is due to additional cost associated with the foreclosure of the property. The decrease in management fees are due to unpaid fees written off in 2004. The increase in rental income is due to an increase in commercial unit occupancy at year end (71% to 96%). The increase in loss from 2002 to 2003 is due to a decrease in rental income and an increase in rental operations expense. The increase in rental income is due to the increase in average occupancy (89% to 97%). The increase in rental operations expense is due to an increase in maintenance expense and utilities expense. The increase in maintenance expense is due to an increase in non contracted HVAC service and cleaning service. The increase in utilities expense is due to an increase in electricity, water and sewer charges.

           On June 24, 2004, the mortgage note secured by the Wistar Alley Apartments matured and was declared in default by the lender. In connection therewith, on December 31, 2004 the Wistar Alley Apartments were foreclosed by the mortgage holder. As a result, the Registrant recognized an extraordinary gain on the extinguishment of debt in the amount of $1,779,050 which is the difference between the debt of the property and the net book value of the assets.


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

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------


                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                          Page
                                                            ----

   Consolidated Balance Sheets at December 31, 2004  and       9
2003 - (unaudited)

   Consolidated Statements of Operations for  the  Years      10
Ended December 31, 2004-2003 - (unaudited), and 2002

   Consolidated  Statements  of  Changes  in   Partners'      11
Equity  for  the Years Ended December  31,  2004-2003
(unaudited), and 2002

   Consolidated Statements of Cash Flows for  the  Years      12
Ended December 31, 2004-2003 - (unaudited), and 2002

   Notes   to   consolidated  financial   statements   -     13-21
(unaudited)


Financial statement schedules: - (unaudited)

   Schedule   XI   -   Real   Estate   and   Accumulated       23
Depreciation - (unaudited)

   Notes to Schedule XI - (unaudited)                          24











All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2004 and 2003

                                Assets
                                ------
                                             2004        2003
                                             ----        ----
                                          (Unaudited)  (Unaudited)

Rental properties at cost:
 Land                                         $-     $  294,000
 Buildings and improvements                    -      3,899,165
 Furniture and fixtures                        -        202,374
                                              --     ----------
                                               -      4,395,539
  Less - accumulated depreciation              -     (3,061,970)
                                              --     ----------
                                               -      1,333,569
Cash and cash equivalents                      -          6,474
Restricted cash                                -         78,679
Accounts receivable                            -          2,559
Other assets (net of accumulated
 amortization of $38,305)                      -         21,451
                                              --     ----------
          Total                               $-     $1,442,732
                                              ==     ==========

Liabilities:
 Debt obligations                             $-     $3,500,043
 Accounts payable:
  Trade                                        -        388,662
  Related parties                              -        565,254
 Interest payable                              -      1,157,368
 Tenant security deposits                      -         39,950
 Other liabilities                             -          9,618
                                              --     ----------
          Total liabilities                    -     $5,660,895
Partners' deficit                              -     (4,218,163)
                                              --     ----------
          Total                               $-     $1,442,732
                                              ==     ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002

                                      2004         2003         2002
                                      ----         ----         ----
                                  (Unaudited)   (Unaudited)

Revenues:
 Rental income                    $  522,926   $  568,270   $  572,435
 Interest income                       1,071        1,225        1,836
                                  ----------   ----------   ----------
          Total revenues             523,997      569,495      574,271
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                   290,032      296,903      272,614
 Bad debt                              2,266        5,780        4,825
 Interest                            328,557      479,082      535,630
 Depreciation and amortization       178,003      193,975      198,506
                                  ----------   ----------   ----------
             Total costs and
              expenses               798,858      975,740    1,011,575
                                  ----------   ----------   ----------
Net loss before extraordinary item  (274,861)    (406,245)    (437,304)
Extraordinary gain on
 extinguishment of debt            4,493,023    1,929,755            0
                                  ----------   ----------   ----------
Net income (loss)                 $4,218,162   $1,523,510  ($  437,304)
                                  ==========   ==========   ==========

Net  loss per limited partnership
 unit:
 Loss before extraordinary item       (23.44)      (34.64)      (37.29)
 Extraordinary gain                   383.14       164.56            0
                                  ----------   ----------   ----------
Net income (loss) per limited
 partnership unit:                $   359.70   $   129.92  ($    37.29)
                                  ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2004, 2003 and 2002


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      (1)      Partners (2)    Total
                                    --------   ------------    -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2002      ($149,282)  ($5,592,390)  ($5,741,672)
Net income                           15,233     1,508,277     1,523,510
                                   --------    ----------    ----------
Balance at December 31, 2003      ($134,049)  ($4,084,113)  ($4,218,162)
Net income (Specially allocated)
 (Unaudited)                        134,049     4,084,113     4,218,162
                                   --------    ----------    ----------
Balance at December 31, 2004
 (Unaudited)                       $      0    $        0    $        0
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 2004, 2003, and 2002.


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002


                                         2004       2003       2002
                                         ----       ----       ----
                                     (Unaudited)  (Unaudited)

Cash flows from operating
 activities:
 Net income                         $4,218,162   $1,523,510 ($437,304)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Gain on foreclosure               (3,533,521)  (1,865,172)        0
  Extraordinary gain on
   extinguishment of debt             (959,502)     (64,583)        0
  Depreciation and amortization        178,003      193,975   198,506
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                 78,679       21,497   (18,697)
  Decrease in accounts receivable        2,559        6,437     3,235
  Decrease (increase) in other
   assets                               18,131      (18,131)   (5,082)
  (Decrease) increase in accounts
   payable - trade                     (31,223)      45,945    12,482
  Increase in accounts payable -
   related parties                      36,809       18,297    36,809
  Increase in interest payable          75,249      174,473   211,271
  (Decrease) increase in tenant
   security deposits                   (39,950)     (10,145)    5,355
  (Decrease) increase in other
   liabilities                          (9,619)       1,554     5,198
                                    ----------   ----------  --------
     Net cash provided by
      operating  activities             33,777       27,657    11,773
                                    ----------   ----------  --------
Cash flows from investing activities:
 Capital expenditures                  (40,251)     (34,260)  (10,962)
                                    ----------   ----------  --------
      Net cash used in
       investing activities            (40,251)     (34,260)  (10,962)
                                    ----------   ----------  --------
(Decrease) increase in cash
  and cash equivalents                  (6,474)      (6,603)      811
 Cash and cash equivalents at
  beginning of year                      6,474       13,077    12,266
                                    ----------   ----------  --------
 Cash and cash equivalents at
  end of year                       $        0   $    6,474  $ 13,077
                                    ==========   ==========  ========

 Supplemental Disclosure of Cash
  Flow Information:
  Cash paid during the year for
   interest                         $  216,500   $ 267,800   $287,550



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

5.   Net Income or Loss Per Limited Partnership Unit

The net income or loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 2004, 2003, and 2002).

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


NOTE C - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE D - ACQUISITIONS
---------------------

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

In November 1984, the Partnership purchased a building located in Philadelphia, Pennsylvania, consisting of 17 units, for $1,725,000. The lender on the property foreclosed in 2004.

In December 1984, the Partnership purchased two adjoining buildings located in Philadelphia, Pennsylvania, consisting of 18 residential units and 4,500 square feet of commercial space, for $405,000. The lender on the property foreclosed in 2004.

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


NOTE E- DEBT OBLIGATIONS
------------------------

Debt obligations are as follows:
                                                      December 31,
                                                   2004          2003
                                                   ----          ----
                                                (Unaudited)  (Unaudited)

Mortgage loan, interest accrues  at  12%,          $0        $1,329,979
interest  only  payable  monthly  to  the
extent  of  net operating income  with  a
minimum  of $6,833; principal due October
31,  2003; collateralized by the  related
rental   property.   The   mortgage   was
declared in default by the lender on June
24,    2004   and   foreclosed    shortly
thereafter.

Mortgage  loan, interest at 15%,  payable          0           138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage loan, interest accrues at 2 1/2%          0         1,554,817
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2; therefore 8 1/2%   at
December 31, 2003 and 2002, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property.  The mortgaged was declared  in
default  by the lender on June  24,  2004
and was foreclosed shortly thereafter.

Notes  payable, interest at 11%;  payable
monthly,  based on the lesser of  75%  of
cash  flow  from  the  operation  of  the
properties  or  certain  stated  amounts;
principal and all accrued interest is due
at  the  earlier of sale of  the  related
properties or 2009; collateralized by the
related rental property. [B]                      0            380,114
                                                 --         ----------
                                                 $0         $3,403,354
                                                 ==         ==========


(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $0 at December 31, 2004, which includes $20,767 for each of 2004, 2003 and 2002. The note was deemed uncollectible due to the property's foreclosure on December 31, 2004.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $0 at December 31, 2004, which includes $41,813 for each of 2004, 2003 and 2002. The note was deemed uncollectible due to the property's foreclosure on December 31, 2004.


NOTE F - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2003 and 2002. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2004 is $0.00. The note was deemed uncollectible due to the property's foreclosure on December 31, 2004.


NOTE G - EXTRAORDINARY GAIN
---------------------------

During 2004, the Registrants two remaining properties, the Third Quarter Apartments and the Wistar Alley Apartments, were foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of $4,493,023. The extraordinary gain represents the excess of the debt extinguished over the fair market value of the units.

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


NOTE H - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                   For the Years Ended December 31,
                                    2004         2003        2002
                                    ----         ----        ----
                                (Unaudited)   (Unaudited)

Net income (loss) income book   $4,218,162  $1,523,510  ($  437,304)
Excess of book over tax
 depreciation                      161,176      80,130       50,357
Difference between book and tax
 basis of properties foreclosed    168,039           0            0
Other - syndication cost        (1,393,762)          0            0
                                ----------  ----------   ----------
Net income (loss) - tax         $3,153,615  $1,603,640  ($  386,947)
                                ==========  ==========   ==========


Partners' deficit - book       $         0 ($4,218,162) ($5,741,672)
Costs of issuance                1,393,762   1,393,762    1,393,762
Cumulative tax under book loss  (1,393,762)   (329,215)    (409,345)
                                ----------  ----------   ----------
Partners' deficit - tax         $        0 ($3,153,615) ($4,757,255)
                                ==========  ==========   ==========


NOTE I - LIQUIDATION OF PARTNERSHIP
-----------------------------------

In 2004, the Registrant determined that it is insolvent because (i) the amount of its liabilities exceeds the fair market value of its assets and (ii) it is unable to pay its debts as they become due. Accordingly, pursuant to its partnership agreement, Registrant has begun the process of dissolution.

On June 24, 2004, the mortgage notes secured by the Third Quarter and Wistar Alley Apartments matured and was declared in default by the lender. In connection therewith, on December 31, 2004, the properties were foreclosed by the mortgage holder. The Registrant recognized an extraordinary gain on the extinguishment of debt which is the difference between the debt of the property and the net book value of the assets.

On December 31, 2004 the Registrants two remaining properties, the Third Quarter Apartments and the Wistar Alley Apartments, were foreclosed by the mortgage holder
No funds remained for distribution to unit holders.


NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:

                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2004
                  ------------------------------------------------
Revenues:
 Rental income    $  144,406   $134,243       $126,104   $118,172
 Interest income          74        133            192        672
                  ----------   --------       --------   --------
  Total revenues     144,480    134,376        126,296    118,844
                  ----------   --------       --------   --------
Costs and expenses:
 Rental operations    15,697     80,854        101,199     92,283
 Interest            114,717     66,899         64,925     82,015
 Bad debt              2,265          0              0          0
 Depreciation and
  amortization        49,108     42,965         42,965     42,965
                  ----------   --------       --------   --------
  Total costs and
   expenses          181,787    190,718        209,089    217,263
                  ----------   --------       --------   --------
Net loss before
 extraordinary
 item                (37,307)   (56,342)       (82,793)   (98,419)
Extraordinary gain
 on extinguishment
 of debt           4,493,023          0              0          0
                  ----------   --------       --------   --------
Net income (loss) $4,455,716  ($ 56,342)     ($ 82,793) ($ 98,419)
                  ==========   ========       ========   ========

Net loss per limited
 partnership unit:
 Net loss before
 extraordinary
 item             ($   3.18)  ($   4.80)     ($   7.06) ($   8.39)
Extraordinary
 item                 383.14          0              0          0
                  ----------   --------       --------   --------
Total net loss
 per limited
 partnership
 unit            ($   379.96) ($   4.80)     ($   7.06) ($   8.39)
                  ==========   ========       ========   ========


                      For The Three Months Ended - (Unaudited)
                  December 31, September 30,  June 30,   March 31,
                  ------------ -------------  --------   ---------
                                           2003
                  ------------------------------------------------

Revenues:
 Rental income    $  138,399   $142,501       $143,208   $144,162
 Interest income         321        426            194        284
                    --------   --------       --------   --------
  Total revenues     138,720    142,927        143,402    144,446
                    --------   --------       --------   --------
Costs and expenses:
 Rental operations    48,934     62,386         60,511    125,072
 Interest             81,279    132,043        132,276    133,484
 Bad Debt              5,660        120              0          0
 Depreciation and
  amortization        45,842     49,377         49,378     49,378
                  ----------   --------       --------   --------
  Total costs and
     expenses        181,715    243,926        242,165    307,934
                  ----------   --------       --------   --------
Net loss before
 extraordinary
 item                (42,995)  (100,999)       (98,763)  (163,488)
Extraordinary
 gain              1,929,755          0              0          0
                  ----------   --------       --------   --------
Net income (loss) $1,886,760  ($100,999)     ($ 98,763) ($163,488)
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
                  ==========   ========       ========   ========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                    ------------------------------
                       (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ------------------------------------------------------
                          DECEMBER 31, 2004
                             (Unaudited)





                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (g)         Land     ments      ments    (a) (d) Acquired
---------------  ------------    ----    --------- --------   ------- --------
16 apartment
units and 1
unit [1,000 S.F.]
of commercial
space
Philadelphia, PA           $0       $0         $0        $0      1984  11/14/84

18 apartment
units and 5,188
square feet
of commercial
space in
Philadelphia, PA            0        0          0         0     1985  12/14/84
                           --       --         --        --
TOTAL                      $0       $0         $0        $0
                           ==       ==         ==        ==



                             Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------
                                     (Unaudited)



                               Buildings
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments      (c) (e)     Depreciaton
------------          ----     ---------    -------     -----------
16 apartment
units and 1 unit
[1,000 S.F.]
of commercial
space
Philadelphia, PA       $0           $0         $0            $0

18 apartment
units and 5,188
square feet of
commercial
space in
Philadelphia, PA        0           0           0             0
                       --          --          --            --
TOTAL                  $0          $0          $0            $0
                       ==          ==          ==            ==

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
                     (a limited partnership)

                      NOTES TO SCHEDULE XI
                      --------------------
                       December 31, 2004

(A)  All  properties are certified historic structures as  defined  in the Internal Revenue Code, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Includes development/rehabilitation costs incurred pursuant to development agreements entered into when the properties were acquired.


(C)  Development /rehabilitation was completed during 1986.

(D)  Reconciliation of real estate:

                                    2004         2003        2002
                                    ----         ----        ----
                                (Unaudited)   (Unaudited)

Balance at beginning of year    $4,395,538  $4,991,546   $4,980,584
Additions during the year:
 Improvements                       40,251      34,260       10,962
                                ----------  ----------   ----------
                                 4,435,789   5,025,806    4,991,546
Deductions during the year:
 Foreclosure                    (4,435,789)   (630,267)           0
                                ----------  ----------   ----------
Balance at end of year          $        0  $4,395,539   $4,991,546
                                ==========  ==========   ==========


Reconciliation of accumulated depreciation:

                                    2004         2003        2002
                                    ----         ----        ----
Balance at beginning of year    $3,061,970  $3,310,439   $3,113,769
Depreciation expense for the year  174,682     171,675      196,670
Foreclosure                     (3,236,652)   (420,144)           0
                                ----------  ----------   ----------
Balance at end of year          $        0  $3,061,970   $3,310,439
                                ==========  ==========   ==========

(F) See Note B to the financial statements for depreciation method and lives.

(G)  See Note F to the financial statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

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

                               PART III
                               ---------


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


Item 11.  Executive Compensation
          ----------------------

           a. Cash Compensation - During 2004 Registrant paid no cash compensation to DHA, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2004, or is proposed to be paid or distributed in the future, to DHA, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation, not referred to in paragraph a. or paragraph b. of this Item, was paid or distributed during 2004 to DHA, any partner therein, or any person named in paragraph c. of Item 10.

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2004        2003
                                             ----        ----
                                          (Unaudited)  (Unaudited)

Audit Fees (1).........................        -           -
Audit - Related Fees (2)...............        -           -
Tax Fees (3)...........................        -           -
All Other Fees (4).....................        -           -
                                              --          --
Total..................................       $-          $-
                                              ==          ==


       1.   Audit Fees - (Unaudited)
       2.   Audit-Related Fees - (Unaudited)
       3.   Tax Fees - (Unaudited)
       4.   All Other Fees -  (Unaudited)

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1.   Financial Statements:

            a.   Consolidated Balance Sheets at December 31, 2004-2003
                 (Unaudited).

            b. Consolidated Statements of Operations for the Years Ended December 31, 2004-2003 (Unaudited) and 2002.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2004 - 2003 (Unaudited)and 2002.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004-2003 (Unaudited) and 2002.

            e.   Notes to consolidated financial statements - (Unaudited)


          2.     Financial   statement   schedules:   -  (Unaudited)

            a.   Schedule XI- Real Estate and Accumulated Depreciation -
                 (Unaudited)

            b.   Notes to Schedule XI. - (Unaudited)


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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31 (Not attached) General   Partners  Opinion
                                    Certification
                                    (To  be  filed with amended
                                    10-K\A)

                  32 (Not attached) Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002
                                    (To  be  filed with amended
                                    10-K\A)

          (c)    Exhibits:
                 See Item  14(A)(3)  above.

                              SIGNATURES
                              ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 7, 2005   DIVERSIFIED HISTORIC INVESTORS
       -----------------   ------------------------------

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

Date:  September 7, 2005   DIVERSIFIED HISTORIC INVESTORS
       -----------------   ------------------------------

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