Form 10-K/A
period 2003-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2006-08-16
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                            Amendment No. 1


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------


Diversified Historic Investors (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended
December 31, 2003 containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 8 and 14 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                             PART I
                             ------


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

                    2001       2000      1999       1998        1997
                    ----       ----      ----       ----        ----
Rental income  $2,434,782 $2,445,698 $2,373,232 $2,295,927 $2,332,312


                    2003        2002       2001        2000         1999
                    ----        ----       ----        ----         ----

Rental income   $  568,270  $ 572,435  $  537,373  $  493,215 $  494,852
Interest income      1,225      1,836       1,425       1,349      1,557
Net (loss)
 income          1,523,510   (437,304)   (244,012)    (22,275)   396,475
Net (loss)
 income per unit    129.92     (37.29)     (20.81)      (1.90)     33.81
Total assets
(net of deprecia-
 tion and
 amortization)   1,442,732  1,809,609   1,975,797   2,209,406  2,491,417
Debt obligations 3,500,043  5,146,354   5,146,354   5,045,411  4,586,076

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

              Rental  income  was $568,270 in 2003,  $572,435  in
2002, and $537,373 in 2001. Rental income decreased from 2002 to 2003 due to the foreclosure of the Smythe Stores units and a decrease in average occupancy at Wistar Alley (97% to 89%), partially offset by an increase in average rental rates at Third Quarter. Rental income increased from 2001 to 2002 due to an increase in average occupancy at Smythe Stores (97% to 99%) and the Third Quarter Apartments (94% to 97%).

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


              During 2003, the remaining three Smythe Store units were foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of 1,929,755. The extraordinary gain represents the excess of the debt extinguished over the net book value of the units.



Item7A.    Quantitative and Qualitative Disclosures about  Market
           Risk

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

          We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.    Financial Statements and Supplementary Data


                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------





Consolidated financial statements:                          Page
                                                            ----

  Report of Independent Certified Public Accountants          11

 Consolidated Balance Sheets at December 31, 2003 and 2002    12

 Consolidated Statements of Operations for  the  Years
  Ended December 31, 2003, 2002, and 2001                     13

 Consolidated Statements of Changes in Partners' Equity
  for the Years Ended December 31, 2003,  2002, and 2001      14

 Consolidated Statements of Cash Flows for  the  Years
  Ended December 31, 2003, 2002, and 2001                     15

  Notes to consolidated financial statements                 16-24


Financial statement schedules:

 Schedule XI  -  Real Estate and Accumulated Depreciation     26

 Notes to Schedule XI                                         27



All other schedules are omitted because they are not applicable or the informatioln is shown in the consolidated financial statements or notes thereto.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 2003 and the results of operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership had incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Russell Bedford Stefanou Mirchandani, LLP
New York, New York
March 10, 2006

                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2003 and 2002

                                Assets
                                ------

                                              2003           2002
                                              ----           ----

Assets:
 Cash and cash equivalents               $    6,474    $   13,077
 Restricted cash                             78,679       100,176
 Accounts receivable                          2,559         8,996
 Other assets (net of accumulated
  amortization of $38,305 and $35,372)       21,451         6,254
                                         ----------    ----------
Total Current Assets                        109,163       128,503
                                         ----------    ----------
Rental properties at cost:
 Land                                       294,000       299,612
 Buildings and improvements               3,899,165     4,506,943
 Furniture and fixtures                     202,374       184,990
                                         ----------    ----------
                                          4,395,539     4,991,545
  Less - accumulated depreciation        (3,061,970)   (3,310,439)
                                         ----------    ----------
                                          1,333,569     1,681,106
                                         ----------    ----------
          Total                          $1,442,732    $1,809,609
                                         ==========    ==========

                    Liabilities and Partners' Equity
Liabilities:
 Debt obligations                        $3,500,043    $5,146,354
 Accounts payable:
  Trade                                     388,661       407,473
  Related parties                           565,254       546,784
 Interest payable                         1,157,368     1,392,512
 Tenant security deposits                    39,950        50,095
 Other currentliabilities
                                              9,618         8,063
                                         ----------    ----------
          Total current liabilities       5,660,894     7,551,281
Partners' deficit                        (4,218,162)   (5,741,672)
                                         ----------    ----------
          Total                          $1,442,732    $1,809,609
                                         ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

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
                                  ==========  ==========    ==========


Net loss per limited partnership
 unit:
 Income (loss) before
  extraordinary item             ($    34.64)($    37.29)  ($    39.14)
  Extraordinary gain                  164.56           0         18.33
                                  ----------  ----------    ----------
                                  $   129.92 ($    37.29)  ($    20.81)
                                  ==========  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2003, 2002 and 2001


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      (1)      Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2000      ($142,469) ($4,917,887)   ($5,060,356)
Net loss                             (2,440)    (241,572)      (244,012)
                                   --------   ----------     ----------
Balance at December 31, 2001       (144,909)  (5,159,459)    (5,304,368)
Net  loss                            (4,373)    (432,931)      (437,304)
                                   --------   ----------     ----------
Balance at December 31, 2002       (149,282)  (5,592,390)    (5,741,672)
Net income                           15,233    1,508,277      1,523,510
                                   --------   ----------     ----------
Balance at December 31, 2003      ($134,049) ($4,084,113)   ($4,218,162)
                                   ========   ==========     ==========

 (1) General Partner.

 (2) 11,609.6 limited partnership units outstanding at December 31, 2003, 2002, and 2001.


The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2003, 2002 and 2001


                                          2003      2002         2001
                                          ----      ----         ----

Cash flows from operating
 activities:
 Net income (loss)                   $1,523,510    ($437,304)  ($244,012)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Gain on sale of units                       0            0     (27,811)
  Gain on foreclosure of units       (1,865,172)           0           0
  Extraordinary gain on
   extinguishment of debt               (64,583)           0    (214,985)
  Depreciation and amortization         193,975      198,506     197,456
 Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                  21,497      (18,697)      2,184
  Decrease (increase) in accounts         6,437        3,235      (5,147)
   receivable
  Increase in other assets              (18,130)      (5,082)          0
  (Decrease) increase in
    accounts payable - trade               (472)      12,482    (214,447)
  Increase in accounts payable -
   related parties                       64,712       36,809      36,809
  Increase in interest payable          174,473      211,271     269,579
  (Decrease) increase in tenant
   security deposits                    (10,145)       5,355       2,632
  Increase (decrease) in other
   liabilities                            1,555        5,198      (5,907)
                                     ----------     --------    --------
   Net cash provided by
   (used in) operating activities        27,657       11,773    (203,649)
                                     ----------     --------    --------
Cash flows from investing
 activities:
  Proceeds from the sale of units             0            0     324,959
  Capital expenditures                  (34,260)     (10,962)    (39,652)
                                     ----------     --------    --------
   Net cash (used in)provided by
    investing activities                (34,260)     (10,962)    285,307
                                     ----------     --------    --------
Cash flows from financing
 activities:
 Repayment of borrowings                      0            0    (324,959)
 Borrowings under debt
  obligations                                 0            0     246,695
                                     ----------     --------    --------
    Net cash used in financing
     activities                               0            0     (78,264)
                                     ----------     --------    --------
(Decrease) increase in cash and
 cash equivalents                        (6,603)         811       3,394
Cash and cash equivalents at
 beginning of year                       13,077       12,266       8,872
                                     ----------     --------    --------
Cash and cash equivalents at end of
 year                                $    6,474     $ 13,077    $ 12,266
                                     ==========     ========    ========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for
   interest                          $ 267,800     $ 287,550   $ 481,979

  The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

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



NOTE F- DEBT OBLIGATIONS
------------------------

Debt obligations are as follows:
                                                      December 31,
                                                   2003          2002
                                                   ----          ----

Mortgage loans, interest accrues at  12%,    $        0    $1,646,311
interest only payable monthly to the extent of net operating income; principal due 2015; collateralized by the related rental properties

Mortgage loan, interest accrues  at  12%,     1,329,979     1,329,979
interest only payable monthly to the extent of net operating income with a minimum of $6,833; principal due October
31, 2003; collateralized by the related rental property

Mortgage  loan, interest at 15%,  payable       138,444       138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]

Mortgage loan, interest accrues at 2 1/2%     1,554,817     1,554,817
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%;  therefore 8 1/2% at
December 31, 2003 and 2002, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property

Notes  payable, interest at 15%;  payable       380,114       380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property [B]

Notes payable, interest at prime plus 1 1/2
(6.25%  at  December 31, 2002); principal
and interest due upon sale of the related
property;  collateralized by the  related        96,689         96,689
rental property[C]                           ----------     ----------
                                             $3,500,043     $5,146,354
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

(C) This note represents amounts owed to developers pursuant to negative cash flow guarantees. Interest is no longer being accrued on the remaining note, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $0 at December 31, 2003 which includes $0 in 2003, $6,053 in
     2002          and          $8,619          in          2001.
     Approximate maturities of the mortgage loan obligations at December 31, 2003 , for each of the succeeding five years are as follows:


                 2004              $3,023,240
                 2005                       0
                 2006                       0
                 2007                       0
                 Thereafter           476,803
                                   ----------
                                   $3,500,043
                                   ==========


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


NOTE H - EXTRAORDINARY GAIN
---------------------------

During 2003, the remaining three Smythe Store units were foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of $1,929,755. The extraordinary gain represents the excess of the debt extinguished over the net book value of the units.

During 2001, the Partnership sold one condominium unit at the Smythe Stores condominium complex. In connection with those sales, $214,985 of debt was extinguished. During 2000, the Partnership sold two condominium units at the Smythe Stores condominium complex. In connection with those sales, $504,638 of debt was extinguished. The extraordinary gain represents the excess of the debt extinguished over the net book value of the units.


NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:


                                      For the Years Ended December 31,

                                        2003        2002        2001
                                        ----        ----        ----

Net income (loss) income book     $1,523,510     ($437,304)  ($244,012)
Excess of book over tax
 depreciation                        (34,267)       50,357      40,254
Difference between book and tax
 basis of units sold                 114,397             0      57,039
Other                                      0             0          (4)
                                  ----------      --------    --------
Net income (loss) - tax           $1,603,640     ($386,947)  ($146,723)
                                  ==========      ========    ========

Partners' deficit - book         ($4,218,162)  ($5,741,672) ($5,304,368)
Costs of issuance                  1,393,762     1,393,762    1,393,762
Cumulative tax under book loss      (329,215)     (409,345)    (459,702)
                                  ----------    ----------   ----------
Partners' deficit - tax          ($3,153,615)  ($4,757,255) ($4,370,308)
                                  ==========    ==========   ==========


Note J    - Quarterly Financial Data
------------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2003
                    ---------------------------------------------------
Revenues:
 Rental income       $  138,399        $142,501   $143,208     $144,162
 Interest income            321             426        194          284
                     ----------        --------   --------     --------
Total revenues          138,720         142,927    143,402      144,446
                     ----------        --------   --------     --------
Costs and expenses:
 Rental operations       48,934          62,386     60,511      125,072
 Interest                81,279         132,043    132,276      133,484
 Bad Debt                 5,660             120          0            0
 Depreciation &
  amortization           45,842          49,377     49,378       49,378
                     ----------        --------   --------     --------
  Total costs
   and expenses         181,715         243,926    242,165      307,934
                     ----------        --------   --------     --------
Net loss before
 extraordinary item     (42,995)       (100,999)   (98,763)    (163,488)
Extraordinary gain    1,929,755               0          0            0
                     ----------        --------   --------     --------
Net income (loss)    $1,886,760       ($100,999) ($ 98,763)   ($163,488)
                     ==========        ========   ========     ========

Net loss before
 extraordinary item ($     3.67)      ($   8.61) ($   8.42)   ($  13.94)
Extraordinary item      $164.56         ($ 0.00)   ($ 0.00)     ($ 0.00)
                     ----------        --------   --------     --------
Net loss per limited
partnership unit     $   160.89       ($   8.61) ($   8.42)   ($  13.94)
                     ==========        ========   ========     ========


                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2002
                    ---------------------------------------------------
Revenues:
 Rental income         $146,397        $140,910   $145,316     $139,812
 Interest income            875             485        194          282
                     ----------        --------   --------     --------
  Total revenues        147,272         141,395    145,510      140,094
                     ----------        --------   --------     --------
Costs and expenses:
 Rental operations       51,702          57,001     65,408       98,503
 Interest               135,975         132,844    133,206      133,605
 Bad debt                     0           4,825          0            0
 Depreciation &
  amortization           50,894          50,279     48,666       48,667
                     ----------        --------   --------     --------
  Total costs and
     expenses           238,571         244,949    247,280      280,775
                     ----------        --------   --------     --------
Net loss            ($   91,299)      ($103,554) ($101,770)   ($140,681)
                     ==========        ========   ========     ========
Net loss per
 limited
 partnership unit   ($     7.79)      ($   8.83) ($   8.68)   ($  12.00)
                     ==========        ========   ========     ========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                   --------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (g)         Land     ments      ments    (a)(d) Acquired
---------------  ------------  --------  --------- --------  ------- --------
16 apartment
units and 1 unit
[1,000 S.F.]
of commercial
space
Philadelphia,PA    $1,468,423 $120,000   $1,744,097  $108,807  1984  11/14/84

18 apartment
units and 5,188
square feet of
commercial space                                      (45,079)
in                                                      (h)    1984-
Philadelphia,PA     1,934,931  174,000   2,188,961    104,752  1985  12/14/84
                   ---------- --------  ----------   --------
TOTAL              $3,403,354 $294,000  $3,933,058   $168,480
                   ========== ========  ==========   ========



                           Gross Amount at which Carried at
                                    December 31, 2003
                             --------------------------------


                               Buildings
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments      (c) (e)     Depreciation
------------          ----     ---------    -------    -------------
16 apartment
units and  1 unit
[1,000 S.F.]
of commercial
space
Philadelphia,PA      $120,000  $1,852,904  $1,972,904  $1,386,667

18 apartment units
and 5,188
square feet of
commercial space
in
Philadelphia,PA      174,000    2,248,634   2,422,634   1,675,303
                    --------   ----------  ----------  ----------
TOTAL               $294,000   $4,101,538  $4,395,538  $3,061,970
                    ========   ==========  ==========  ==========

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

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

(D)  Development /rehabilitation was completed during 1986.

(E)  Reconciliation of real estate:

                                         2003        2002         2001
                                         ----        ----         ----

Balance at beginning of year         $4,991,546  $4,980,584   $5,149,651
Additions during the year:
 Improvements                            34,260      10,962       39,652
                                     ----------  ----------   ----------
                                      5,025,806   4,991,546    5,189,303
Deductions during the year:
 Retirements                                  0           0     (208,719)
 Foreclosure                           (630,267)          0            0
                                     ----------  ----------   ----------
Balance at end of year               $4,395,539  $4,991,546   $4,980,584
                                     ==========  ==========   ==========


Reconciliation   of   accumulated
depreciation:                            2003        2002         2001
                                         ----        ----         ----
Balance at beginning of year         $3,310,439  $3,113,769   $3,044,292
Depreciation expense for the year       171,675     196,670      196,034
Retirements                                   0           0     (126,557)
Foreclosure                            (420,144)          0            0
                                     ----------  ----------   ----------
Balance at end of year               $3,061,970  $3,310,439   $3,113,769
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


Item 14.  Principal Accountant Fees and Services

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.

                                             2003        2002
                                             ----        ----


Audit Fees (1) .........................   $ 6,625     $ 5,000
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    13,600      13,600
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $20,225     $18,600
                                           =======     =======

       1. Audit Fees - Audit fees for the year ended December 31, 2003 were for professional services rendered by RBSM, LLP. Audit fees for the year ended December 31, 2002, respectively, were for professional services rendered by Gross Kreger & Passio, L.L.C. The fees represent audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2003 and 2002, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees - All other fees as of the years ended December 31,2003 and 2002, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV

Item 15. (A) Exhibits, Financial Statement Schedules.

          1.   Financial Statements:

            a.   Consolidated Balance Sheets at December 31, 2003 and 2002.

            b. Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2003, 2002 and 2001.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

            e.   Notes to consolidated financial statements

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

                  21                Subsidiaries     of     the
                                    Registrant  are  listed  in
                                    Item  2. Properties of this
                                    Form 10-K.

                  31                General   Partners  Opinion
                                    Certification

                  32                Certification  Pursuant  to
                                    18  U.S.C. Section 1350, As
                                    Adopted     Pursuant     to
                                    Section    906    of    the
                                    Sarbanes-Oxley Act of 2002


             (c)    Exhibits:

                        See       Item       14(A)(3)       above

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 16, 2006      DIVERSIFIED HISTORIC INVESTORS
      ---------------
                           By: Diversified Historic Advisors,
                               its general partner

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


                         DIVERSIFIED HISTORIC INVESTORS

                           By: Diversified Historic Advisors,
                               its general partner

                               By: EPK, Inc., managing partner


Date: August 16, 2006              By:   /s/ Spencer Wertheimer
      ---------------                    ----------------------
                                         SPENCER WERTHEIMER
                                         President
                                         (principal executive officer,
                                          principal financial officer)