Form 10-Q/A
period 2004-03-31
DIVERSIFIED HISTORIC INVESTORS
filed 2006-08-16
CIK 745143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                           Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X    No
             -----     -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

                        EXPLANATORY NOTE


Diversified Historic Investors  (the "Registrant") is filing  the following  Quarterly  Report on Form 10-Q for  the  period  ended
March   31,   2004   containing consolidated financial statements.

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

The Registrant engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated
Item 1. of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets


                              March 31, 2004   December 31, 2003
                              --------------   -----------------
                               (Unaudited)

Rental properties, at cost:
 Cash and cash equivalents     $     3,258          $    6,474
 Restricted cash                    45,299              78,679
 Accounts receivable                 7,786               2,559
Other assets (net of
  accumulated amortization
  of $38,780  and $38,305)          56,095              21,451
                                ----------          ----------
                                   112,438             109,163
                                ----------          ----------
Land                               294,000             294,000
Buildings and improvements       3,899,165           3,899,165
Furniture and fixtures             202,374             202,374
                                ----------          ----------
                                 4,395,539           4,395,539
Less - accumulated depreciation (3,104,460)         (3,061,970)
                                ----------          ----------
                                 1,291,079           1,333,569
     Total                      $1,403,517          $1,442,732
                                ==========          ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations               $3,502,043          $3,500,043
 Accounts payable:
  Trade                            418,667             388,661
  Related parties                  574,330             565,254
 Interest payable                1,171,807           1,157,368
 Accrued liabilities                 9,560               9,618
 Tenant security deposits           45,691              39,950
                                ----------          ----------
     Total liabilities           5,720,098           5,660,894
Partners' deficit               (4,316,581)         (4,218,162)
                                ----------          ----------
     Total                      $1,403,517          $1,442,732
                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

            CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)

                                     Three months ended
                                          March 31,
                                     2004           2003
Revenues:                            ----           ----
 Rental income                    $118,172       $144,162
 Interest income                       672            284
                                  --------       --------
     Total revenues                118,844        144,446
                                  --------       --------
Costs and expenses:
 Rental operations                  92,283        125,072
 Interest                           82,015        133,484
 Depreciation and amortization      42,965         49,378
                                  --------       --------
     Total costs and expenses      217,263        307,934
                                  --------       --------
Net loss                         ($ 98,419)     ($163,488)
                                  ========       ========


Net loss per limited
 partnership unit                ($   8.39)     ($  13.94)
                                  ========       ========


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                           (Unaudited)

                                            Three months ended
                                                March 31,
                                            2004         2003
                                            ----         ----
Cash flows from operating activities:
 Net loss                                ($98,419)   ($163,488)
Adjustments to reconcile net
 loss to net cash used in operating
 activities:
 Depreciation and amortization             42,965       49,378
Changes in assets and liabilities:
 Decrease in restricted cash               33,380       34,310
 (Increase) decrease in accounts
  receivable                               (5,227)         181
 Increase in other assets                 (35,119)           0
 Increase in accounts payable - trade      30,006       17,212
 Increase in accounts payable  -
  related parties                           9,076        9,076
 Increase in interest payable              14,439       53,083
 (Decrease) increase in accrued
  liabilities                                 (57)       2,408
 Increase in tenant security deposits       5,740        1,620
                                          -------     --------
Net cash (used in) provided by
 operating activities                      (3,216)       3,780
                                          -------     --------
 Net cash used in investing activities:
  Capital expenditures                          0       (4,961)
                                          -------     --------
Net cash used in investing activities           0       (4,961)
                                          -------     --------
Decrease in cash and cash equivalents      (3,216)      (1,181)
Cash and cash equivalents at beginning
 of period                                  6,474       13,077
                                          -------     --------
Cash and cash equivalents at end of
 period                                   $ 3,258     $ 11,896
                                          =======     ========


The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION


The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-K and notes thereto of the Registrant for the year ended December 31, 2003.

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


Item  3.   Quantitative and Qualitative Disclosures About  Market
           Risk.

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

Item 5.   Other Information

             None

Item 6.   Exhibits

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