Form 10-Q/A
period 2004-06-30
DIVERSIFIED HISTORIC INVESTORS
filed 2006-08-16
CIK 745143

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

                        EXPLANATORY NOTE


Diversified Historic Investors (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June
30,  2004  containing consolidated financial statements.

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

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 1 of the Original Filing. The Company has not made any other changes to the Original Filing. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets


                              June 30, 2004    December 31, 2003
                              --------------   -----------------
                               (Unaudited)


 Cash and cash equivalents     $     4,388         $     6,474
 Restricted cash                    51,611              78,679
 Accounts receivable                14,762               2,559
Other assets (net of
  accumulated amortization  of
  $36,554 and $38,305)              45,377              21,451
                                ----------          ----------
                                   116,138             109,163
                                ----------          ----------
Rental properties, at cost:
Land                               294,000             294,000
Buildings and improvements       3,899,165           3,899,165
Furniture and fixtures             202,374             202,374
                                ----------          ----------
                                 4,395,539           4,395,539
Less - accumulated depreciation (3,146,951)         (3,061,970)
                                ----------          ----------
                                 1,248,588           1,333,569
                                ----------          ----------
     Total                      $1,364,726          $1,442,732
                                ==========          ==========

                Liabilities and Partners' Equity
Liabilities:
 Debt obligations               $3,500,043          $3,500,043
 Accounts payable:
  Trade                            439,010             388,662
  Related parties                  577,356             565,254
 Interest payable                1,183,707           1,157,368
 Tenant security deposits           52,995              39,950
 Other liabilities                  10,989               9,618
                                ----------          ----------
 Total liabilities               5,764,100           5,660,895
Partners' deficit               (4,399,374)         (4,218,163)
                                ----------          ----------
     Total                      $1,364,726          $1,442,732
                                ==========          ==========



The accompanied notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------
                           (Unaudited)





                           Three months             Six months
                          ended June 30,          ended June 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $126,104    $143,208    $244,277     $287,370
 Interest income           192         194         864          477
                      --------    --------    --------     --------
  Total revenues       126,296     143,402     245,141      287,847
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations     101,199      60,511     193,482      185,583
 Interest               64,925     132,276     146,941      265,760
 Depreciation and
  amortization          42,965      49,378      85,930       98,755
                      --------    --------    --------     --------
  Total costs and
   expenses            209,089     242,165     426,353      550,098
                      --------    --------    --------     --------
Net loss             ($ 82,793)  ($ 98,763)  ($181,212)   ($262,251)
                      ========    ========    ========     ========

Net loss per
 limited
 partnership unit:   ($   7.06)  ($   8.42)  ($  15.45)   ($  22.36)
                      ========    ========    ========     ========

The accompanied notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS
                  ---------------------------------
                 (a Pennsylvania limited partnership)

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
                                            ========       ========



The accompanied notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The unaudited consolidated financial statements of Diversified Historic Investors (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements on Form 10-Q and notes thereto of the Registrant for the year ended December 31, 2003.

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

Item 5.   Other Information

             None.

Item 6.   Exhibits

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

Date:  August 16, 2006     DIVERSIFIED HISTORIC INVESTORS
       ---------------
                           By: Diversified Historic Advisors,
                               General Partner

                               By: EPK, Inc., Partner

                                   By: /s/  Spencer  Wertheimer
                                       ------------------------
                                        SPENCER WERTHEIMER
                                        President (principal
                                         executive officer,
                                         principal financial
                                         officer) of the
                                         registrant's managing
                                          partner, EPK, Inc.