Form 10-Q/A
period 2004-09-30
DIVERSIFIED HISTORIC INVESTORS
filed 2006-08-16
CIK 745143

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

                        EXPLANATORY NOTE

Diversified Historic Investors (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended
September  30,  2004 containing consolidated financial statements.

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 DIVERSIFIED HISTORIC INVESTORS
                 ------------------------------
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                             Assets


                              September 30, 2004    December 31, 2003
                              ------------------    -----------------
                                  (Unaudited)


Cash and cash equivalents      $    7,962          $    6,474
Restricted cash                    46,746              78,679
Accounts receivable                13,063               2,559
Other assets (net of
 amortization of
 $39,729 and $38,305)              38,496              21,451
                               ----------          ----------
                                  106,267             109,163
                               ----------          ----------
Rental properties, at cost:
 Land                             294,000             294,000
 Buildings and improvements     3,899,165           3,899,165
 Furniture and fixtures           202,374             202,374
                               ----------          ----------
                                4,395,539           4,395,539
Less - accumulated
 depreciation                  (3,189,441)         (3,061,970)
                               ----------          ----------
                                1,206,098           1,333,569
                               ----------          ----------
     Total                     $1,312,365          $1,442,732
                               ==========          ==========


                Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $3,500,043          $3,500,043
 Accounts payable:
  Trade                           439,929             388,662
  Related parties                 577,356             565,254
  Interest payable              1,190,606           1,157,368
  Tenant security deposits         52,190              39,950
  Other liabilities                 7,957               9,618
                               ----------          ----------
    Total liabilities           5,768,081           5,660,895
Partners' deficit              (4,455,716)         (4,218,163)
                               ----------          ----------
     Total                     $1,312,365          $1,442,732
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

                    DIVERSIFIED HISTORIC INVESTORS
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                           Three months            Nine months
                        ended September 30,     ended September 30,
                         2004        2003        2004        2003
                         ----        ----        ----        ----
Revenues:
 Rental income        $134,243    $142,501    $378,520     $429,871
 Interest income           133         426         996          903
                      --------    --------    --------     --------
  Total revenues       134,376     142,927     379,516      430,774
                      --------    --------    --------     --------
Costs and expenses:
 Rental operations      80,854      62,386     274,335      247,969
 Interest               66,899     132,043     213,840      397,802
 Bad debt expense            0         120           0          120
 Depreciation and
  amortization          42,965      49,377     128,895      148,133
                      --------    --------    --------     --------
  Total costs and
   expenses            190,718     243,926     617,070      794,024
                      --------    --------    --------     --------
     Net loss        ($ 56,342)  ($100,999)  ($237,554)   ($363,250)
                      ========    ========    ========     ========


Net loss per limited
partnership unit
                     ($   4.81)  ($   8.61)  ($  20.26)   ($  30.97)
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

                    DIVERSIFIED HISTORIC INVESTORS
                  ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2004          2003
                                             ----          ----

Cash flows from operating activities:
 Net loss                                  ($237,554)   ($363,250)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization              128,895      148,133
 Changes in assets and liabilities:
  Decrease in restricted cash                 31,934       12,671
  (Increase) decrease in accounts            (10,504)       2,497
   receivable                                (18,469)     (18,093)
  Increase in other assets
  Increase in accounts payable - trade        51,267       35,374
  Increase in accounts payable - related      12,102       27,531
   parties
  Increase in interest payable                33,238      164,471
  (Decrease) increase in accrued
   liabilities                                (1,661)         821
  Increase in tenant security deposits        12,240        1,100
                                           ---------   ----------
Net cash provided by operating activities      1,488       11,255
                                           ---------   ----------
Net cash used in investing activities:
 Capital expenditures                              0      (15,377)
                                           ---------   ----------
Net cash used in investing activities              0      (15,377)
                                           ---------   ----------
Increase (decrease) in cash and cash
 equivalents                                   1,488       (4,122)
Cash and cash equivalents at beginning
 of period                                     6,474       13,077
                                           ---------   ----------
Cash and cash equivalents at end of period $   7,962   $    8,955
                                           =========   ==========


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


     (3)     Results of Operations

               During the third quarter of 2004, Registrant incurred a net loss of $56,342 ($4.81 per limited partnership unit) compared to a net loss of $100,999 ($8.61 per limited partnership unit) for the same period in 2003. For the first nine months of 2004, the Registrant incurred a net loss of $237,554 ($20.26 per limited partnership unit) compared to a net loss of $363,250 ($30.97 per limited partnership unit) for the same period in 2003.

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