Form 10-K/A
period 2004-12-31
DIVERSIFIED HISTORIC INVESTORS
filed 2006-08-18
CIK 745143

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------



Diversified Historic Investors (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended
December 31, 2004 and 2003 containing consolidated financial statements.

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

The Registrant engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated
Item 8 and 14. of the Original Filing.  The Company has not made
any other changes to the Original Filing.   This Amendment No. 1
on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

This data is not covered by the independent auditors' report.

                    2004        2003       2002        2001         2000
                    ----        ----       ----        ----         ----

Rental income   $  522,926 $  568,270  $  572,435  $  537,373 $  493,215
Interest income      1,071      1,225       1,836       1,425      1,349
Net (loss)
 income          4,218,162  1,523,510    (437,304)   (244,012)   (22,275)
Net (loss)
 income per unit    359.70     129.92      (37.29)     (20.80)     (1.90)
Total assets
 (net of
 depreciation and
 amortization)           0   1442,732   1,809,609   1,975,797  2,209,406
Debt
  obligations            0  3,500,043   5,146,354   5,146,354  5,045,411

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

           Rental income was $522,926 in 2004, $568,270 in  2003,
and $572,435 in 2002. Rental income decreased from 2003 to 2004 due to the foreclosure of the Smythe Stores condominium units on October 2, 2003, combined with a decrease in average occupancy at the Third Quarter (97% to 94%), partially offset by an increase in commercial unit occupancy at Wistar Alley (71% to 96%). Rental income decreased from 2002 to 2003 due to the foreclosure of the Smythe Stores units and a decrease in average occupancy at Wistar Alley (97% to 89%), partially offset by an increase in average rental rates at Third Quarter.

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

           During 2004, the Registrants two remaining properties, the Third Quarter Apartments and the Wistar Alley Apartments, were foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of $4,493,023. The extraordinary gain represents the excess of the debt extinguished over the net book value of the properties.


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

Item 8.    Financial Statements and Supplementary Data


                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------





Consolidated financial statements:                          Page
                                                            ----

   Report of Independent Certified Public Accountants         8

   Consolidated Balance Sheets at December 31, 2004  and      9
    2003

   Consolidated Statements of Operations for  the  Years     10
    Ended December 31, 2004, 2003 and 2002

   Consolidated  Statements  of  Changes  in   Partners'     11
    Equity  for  the Years Ended December 31, 2004,  2003
    and 2002

   Consolidated Statements of Cash Flows for  the  Years     12
    Ended December 31, 2004, 2003 and 2002

Notes to consolidated financial statements                 13-20


Financial statement schedules:

   Schedule   XI   -   Real   Estate   and   Accumulated     23
    Depreciation

   Notes to Schedule XI                                      24



All other schedules are omitted because they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                  Independent Auditor's Report

To the Partners of
Diversified Historic Investors

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2004 and
2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As described in Note I to the financial statements, during the course of the year ended December 31, 2004, Diversified Historic Investors determined that it was insolvent due to its inability to satisfy its debt payments. The Registrant began the process of dissolution and as of December 31, 2004 there were no funds remaining for distribution.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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


Russell Bedford Stefanou Mirchandani, LLP
New York, New York
March 10, 2006

                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2004 and 2003

                                Assets
                                ------

                                              2004          2003
                                              ----          ----
Assets:
 Cash and cash equivalents                     $-    $     6,474
 Restricted cash                                -         78,679
 Accounts receivable                            -          2,559
 Other assets (net of accumulated
  amortization of $38,305)                      -
                                                          21,451
                                               --     ----------
                                                -        109,163
                                               --     ----------
  Land                                         -         294,000
  Buildings and improvements                   -       3,899,165
  Furniture and fixtures                       -         202,374
                                               --     ----------
                                                       4,395,539
Less accumulated depreciation                         (3,061,970)
                                               --     ----------
                                                       1,333,569
                                               --     ----------
          Total                                $-     $1,442,732
                                               ==     ==========

Liabilities:
 Debt obligations                              $-     $3,500,043
 Accounts payable:
  Trade                                         -        388,661
  Related parties                               -        565,254
 Interest payable                               -      1,157,368
 Tenant security deposits                       -         39,950
 Other liabilities                              -
                                                           9,618
                                               --     ----------
          Total liabilities                    $-      5,660,894
Partners' deficit                               -     (4,218,162)
                                               --     ----------
          Total                                $-     $1,442,732
                                               ==     ==========


The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002

                                      2004         2003         2002
                                      ----         ----         ----

Revenues:
  Rental income                   $ 522,926   $  568,270    $  572,435
  Interest income                     1,071        1,225         1,836
                                  ---------   ----------    ----------
          Total revenues            523,997      569,495       574,271
                                  ---------   ----------    ----------
Costs and expenses:
 Rental operations                  290,032      296,903       272,614
 Bad debt                             2,266        5,780         4,825
 Interest                           328,557      479,082       535,630
 Depreciation and amortization      178,003      193,975       198,506
                                  ---------   ----------    ----------
           Total costs and
            expenses                798,858      975,740     1,011,575
                                  ---------   ----------    ----------
Net loss before extraordinary item (274,861)    (406,245)     (437,304)
Extraordinary gain on
 extinguishment of debt           4,493,023    1,929,755             0
                                 ----------   ----------    ----------
Net income (loss)                $4,218,162   $1,523,510   ($  437,304)
                                 ==========   ==========    ==========


Net loss per limited partnership
 unit:
 Loss before extraordinary item  ($   23.44)  ($   34.64)  ($    37.29)
 Extraordinary gain                  383.14       164.56             0
                                  ---------   ----------    ----------
Net income (loss) per limited
 partnership unit:                $  359.70   $   129.92   ($    37.29)
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


                                      Dover
                                    Historic
                                    Advisors     Limited
                                      (1)      Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 2001      ($144,909) ($5,159,459)   ($5,304,368)
Net  loss                            (4,373)    (432,931)      (437,304)
                                   --------   ----------     ----------
Balance at December 31, 2002       (149,282)  (5,592,390)    (5,741,672)
Net income                           15,233    1,508,277      1,523,510
                                   --------   ----------     ----------
Balance at December 31, 2003       (134,049)  (4,084,113)    (4,218,162)
Net income (Specially allocated)    134,049    4,084,113      4,218,162
                                   --------   ----------     ----------
Balance at December 31, 2004       $   0.00   $     0.00     $     0.00
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

                      DIVERSIFIED HISTORIC INVESTORS
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2004, 2003 and 2002


                                          2004      2003         2002
                                          ----      ----         ----

Cash flows from operating
 activities:
 Net income (loss)                   $4,218,162   $1,523,510  ($437,304)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
 Gain on foreclosure                 (3,533,521)  (1,865,172)         0
 Extraordinary gain on extinguishment  (959,502)     (64,583)         0
  of debt
 Depreciation and amortization          178,003      193,975    198,506
Changes in assets and liabilities:
 Decrease (increase) in restricted
  cash                                   78,679       21,497    (18,697)
 Decrease in accounts receivable          2,559        6,437      3,235
 Decrease (increase) in other assets     18,130      (18,130)    (5,082)
 (Decrease) increase in accounts
  payable - trade                      (149,967)        (472)    12,482
 Increase in accounts payable -
  related parties                       155,553       64,712     36,809
 Increase in interest payable            75,249      174,473    211,271
 (Decrease) increase in tenant
  security deposits                     (39,950)     (10,145)     5,355

 (Decrease) increase in other
  liabilities                            (9,618)       1,555      5,198
                                     ----------   ----------   --------
    Net cash provided by
     operating activities                33,777       27,657     11,773
                                     ----------   ----------   --------
Cash flows from investing
 activities:
 Capital expenditures                   (40,251)     (34,260)   (10,962)
                                     ----------   ----------   --------
    Net cash used in
     investing activities               (40,251)     (34,260)   (10,962)
                                     ----------   ----------   --------
 (Decrease) increase in cash and
  cash equivalents                       (6,474)      (6,603)       811
 Cash and cash equivalents at
  beginning of year                       6,474       13,077     12,266
                                     ----------   ----------   --------
 Cash and cash equivalents at end of
 year                                $        0   $    6,474   $ 13,077
                                     ==========   ==========   ========

 Supplemental Disclosure of Cash
  Flow Information:
  Cash paid during the year for
   interest                          $  216,500   $  267,800   $287,550
                                     ==========   ==========   ========

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


5.   Net Income or Loss Per Limited Partnership Unit

The net income or loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (11,609.6 in 2003 and 2002). As a result, of the liquidation, the Company made a special allocation of net income to eliminate the allocation of partners' equity during the year ended December 31, 2004.

6.   Income Taxes

The Partnership is not a taxpaying entity for federal or state income tax purposes. Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

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

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the Limited Partners. As a result, of the liquidation, the Company made a special allocation of net income to eliminate the allocation of partners' equity during the year ended December 31, 2004.


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


NOTE E- DEBT OBLIGATIONS
------------------------

Debt obligations are as follows:
                                                      December 31,
                                                   2004          2003
                                                   ----          ----

Mortgage loan, interest accrues  at  12%,             $0   $1,329,979
interest  only  payable  monthly  to  the
extent  of  net operating income  with  a
minimum  of $6,833; principal due October
31,  2003; collateralized by the  related
rental   property.   The   mortgage   was
declared in default by the lender on June
24,    2004   and   foreclosed    shortly
thereafter.

Mortgage  loan, interest at 15%,  payable             0       138,444
in  equal monthly installments of  $1,770
(including   interest);  due   in   1992;
collateralized  by  the  related   rental
property [A]


Mortgage loan, interest accrues at 2 1/2%            0      1,554,817
over the Federal Home Bank Board Cost  of
Funds Index with a maximum of 14 1/2% and
a minimum of 8 1/2%; therefore 8 1/2%  at
December 31, 2003 and 2002, interest only
payable  monthly  to the  extent  of  net
operating   income  with  a  minimum   of
$9,000;  principal due October 31,  2003;
collateralized  by  the  related   rental
property.  The mortgaged was declared  in
default  by the lender on June  24,  2004
and was foreclosed shortly thereafter.

Notes  payable, interest at 15%;  payable            0        380,114
monthly, based on the lesser of 75% of cash flow from the operation of the properties or certain stated amounts;
principal and all accrued interest is due at the earlier of sale of the related properties or 2009; collateralized by the related rental property. [B]

Notes payable, interest at prime plus 1 1/2
(6.25%  at  December 31, 2002); principal
and interest due upon sale of the related
property;  collateralized by the  related           0          96,689
rental property[C]                                 --      ----------
                                                   $0      $3,500,043
                                                           ==========

(A) In 1991, the Partnership stopped making scheduled mortgage payments. No notice of default has yet been received from the lender. The interest in arrears amounts to $0 at December 31, 2004. The note was deemed uncollectible due to the property's foreclosure prior to December 31, 2004.

(B) Interest is no longer being accrued on these notes, since the first mortgage is a cash flow mortgage and is not being serviced to the extent of total interest due. The interest in arrears amounts to $0 at December 31, 2004. The note was deemed uncollectible due to the property's foreclosure prior to December 31, 2004.


NOTE F - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

On June 30, 1992 DHP, Inc., assigned to D, LTD (its parent) a note receivable from the Partnership in the amount of $127,418 which bears interest at 10% with the entire principal and accrued interest due on June 30, 1997. On October 8, 1993 D, LTD obtained a judgment in the amount of $156,873 on this note in Common Pleas Court for Philadelphia County, Pennsylvania. The judgment accrues interest at 15%. Interest accrued was $6,713 during both 2003 and 2002. Payments on the judgment are to be made from available cash flow and before any distribution can be made to the Partnership's limited partners. The balance of the note at December 31, 2004 is $0.00.
      The note was deemed uncollectible due to the property's foreclosure prior to December 31, 2004.


NOTE G - EXTRAORDINARY GAIN
---------------------------

During 2004, the Registrants two remaining properties, the Third Quarter Apartments and the Wistar Alley Apartments, were foreclosed by the mortgage holder resulting in an extraordinary gain on the extinguishment of debt of $4,493,023. The extraordinary gain represents the excess of the debt extinguished over the net book value of the properties.

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


NOTE H - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain  items  enter into the determination of  the  results  of operations  in  different  time periods for  financial  reporting
("book")   purposes   and  for  income  tax   ("tax")   purposes.
Reconciliations of net loss and partners' equity follow:



                                      For the Years Ended December 31,

                                        2004        2003        2002
                                        ----        ----        ----
Net income (loss) income book     $4,218,162      $1,523,510 ($  437,304)
Excess of book over tax
 depreciation                        161,176          80,130      50,357
Difference between book and tax
 basis of properties foreclosed      168,039               0           0
Other - syndication cost          (1,393,762)              0           0
                                  ----------      ----------  ----------
Net income (loss) - tax           $3,153,615      $1,603,640 ($  386,947)
                                  ==========      ==========  ==========

Partners' deficit - book          $     0.00     ($4,218,162)($5,741,672)
Costs of issuance                  1,393,762       1,393,762   1,393,762
Cumulative tax under book loss    (1,393,762)       (329,215)   (409,345)
                                  ----------      ----------  ----------
Partners' deficit - tax           $     0.00     ($3,153,615)($4,757,255)
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




NOTE J - QUARTERLY FINANCIAL DATA
---------------------------------

The following represents summarized quarterly financial data of the Registrant which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Registrant's results of operations:

                                 For The Three Months Ended
                    ---------------------------------------------------
                    December 31,   September 30,   June 30,   March 31,
                    ---------------------------------------------------
                                              2004
                    ---------------------------------------------------
Revenues:
 Rental income       $  144,407        $134,243   $126,104     $118,172
 Interest income             74             133        192          672
                     ----------        --------   --------     --------
  Total revenues        144,481         134,376    126,296      118,844
                     ----------        --------   --------     --------
Costs and expenses:
 Rental operations       15,696          80,854    101,199       92,283
 Interest               114,718          66,899     64,925       82,015
 Bad debt                 2,266               0          0            0
 General and
  administrative
 Depreciation and
  amortization           49,108          42,965     42,965       42,965
                     ----------        --------   --------     --------
  Total costs and
   expenses             181,788         190,718    209,089      217,263
                     ----------        --------   --------     --------
Net loss before
 extraordinary item     (37,307)         (56,342)  (82,793)     (98,419)
Extraordinary gain
 on extinguishment
 of debt              4,493,023            0.00       0.00         0.00
                     ----------        --------   --------     --------

Net income (loss)    $4,455,716       ($ 56,342) ($ 82,793)   ($ 98,419)
                     ==========        ========   ========     ========
Net loss per
 limited
 partnership unit:
 Net loss before
  extraordinary item($     3.18)     ($    4.81) ($   7.06)   ($   8.39)
Extraordinary item       383.14            0.00       0.00         0.00
                     ----------        --------   --------     --------
Total net loss per
 limited partnership
 unit                $   379.96       ($   4.81) ($   7.06)   ($   8.39)
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
                     ==========        ========   ========     ========

                    SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS
                   --------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (g)         Land     ments      ments    (a)(d) Acquired
---------------  ------------  --------  --------- --------  ------- --------
16 apartment
units and 1 unit
[1,000 S.F.]
of commercial
space
Philadelphia,PA    $0         $0         $0          $0        1984  11/14/84

18 apartment
units and 5,188
square feet of
commercial space
in                                                             1984-
Philadelphia,PA     0          0         0            0        1985  12/14/84
                   --         --        --           --
TOTAL              $0         $0        $0           $0
                   ==         ==        ==           ==



                           Gross Amount at which Carried at
                                    December 31, 2004
                             --------------------------------


                               Buildings
                                  and
                                Improv-      Total      Accumulated
Description           Land       ments      (c) (e)     Depreciation
------------          ----     ---------    -------    -------------
16 apartment
units and  1 unit
[1,000 S.F.]
of commercial
space
Philadelphia,PA      $0        $0          $0          $0

18 apartment units
and 5,188
square feet of
commercial space
in
Philadelphia,PA      0          0           0           0
                    --         --          --          --
TOTAL               $0         $0          $0          $0
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


Item 14.  Principal Accountant Fees and Services

      The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.
The following table presents the aggregate fees billed for each of the services listed below for each of the Registrant's last two fiscal years.


                                             2004        2003
                                             ----        ----


Audit Fees (1) .........................   $ 6,625     $ 6,625
Audit - Related Fees (2) ...............      -           -
Tax Fees (3) ...........................    13,600      13,600
All Other Fees (4) .....................      -           -
                                           -------     -------
Total...................................   $20,225     $20,225
                                           =======     =======


       1. Audit Fees - Audit fees for the year ended December 31, 2004 and 2003, respectively, were for professional services rendered by RBSM, LLP. The fees covered audits of the consolidated financial statements of the Registrant, statutory audits and subsidiary audits, issuance of comfort letters related to financing transactions; and with review of documents filed with the SEC.

       2. Audit-Related Fees - Audit-related fees as of the years ended December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the unaudited consolidated financial services and are not disclosed under "Audit Fees" above, however, no such assurance or services were provided in the relevant periods.

       3. Tax Fees - Tax fees as of the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, rendered by Brandywine Construction and Management Inc. including preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits.

       4. All Other Fees - All other fees as of the years ended December 31, 2004 and 2003, respectively, would consist of the aggregate fees billed for products and services described under audit fees, audit - related fees and tax fees, however, no such products and services were provided in the relevant periods.

                             PART IV
                             -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports

          1.   Financial Statements:

            a.   Consolidated Balance Sheets at December 31, 2004 and 2003.

            b. Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

            c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2004, 2003 and 2002.

            d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

            e.   Notes to consolidated financial statements


          2.   Financial statement schedules:

            a.   Schedule XI- Real Estate and Accumulated Depreciation

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

Date: August 18, 2006     DIVERSIFIED HISTORIC INVESTORS
      ---------------
                           By: Diversified Historic Advisors,
                               its general          partner

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


Date: August 18, 2006          By: /s/ Spencer Wertheimer
      ---------------              ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal
                                    executive officer, principal
                                    financial officer)